Form 10-Q
period 1997-11-30
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  November 30, 1997

Commission File Number:  0-11419

Family Health Systems, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                              22-2435595
------------------------------------------------      --------------------------
(State or other jurisdiction of incorporation or      (I.R.S. Employer
         organization)                                Identification No.)

Post Office Box 21238, St. Simons Island, Georgia    31522-0738
-------------------------------------------------    ---------------------------
Address of Principal executive offices of            Zip Code
         Incorporation or organization

912-634-2584
-------------------------------------------------
Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

               YES [ ]                                     NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

                  CLASS                   No. of shares Outstanding on
                                          November 30, 1997

         Common Stock                           2,006,757
         Par Value $.0167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                November 30, 1997
                                   (Unaudited)

ASSETS

     Cash                                                             $     3,127

     Money Market                                                         128,915

     Investments - Common Stocks                                          351,468

     N/R Don Carmen                                                        15,079

     Trade Notes and Receivables                                           18,100
                                                                      -----------

             Total Assets                                             $   516,689
                                                                      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


     Common Stock                                                     $    25,271
     Paid in capital                                                    2,651,785
     Retained earnings (deficit)                                       (2,160,367)
                                                                      -----------

                                                                          516,689
                                                                      -----------

             Total Liabilities and stockholder's equity (deficit)     $   516,689
                                                                      ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                      Three Months Ended November 30, 1997
                                   (Unaudited)


Revenues                                   $   275,666
                                           -----------

Expenses
   Auto expense                                    115
   Bad debt expense
   Bank service charges
   Office Supplies                                 122
   Postage
   Publications                                    341
   Telephone                                       380
   Travel                                          522
                                           -----------

                                                 1,480
                                           -----------

   Net Income                                  274,186

Retained earnings (deficit), beginning      (2,434,553)
                                           -----------

Retained earnings (deficit), ending        $(2,160,367)
                                           ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                  For the three months ended November 30, 1997

--------------------------------------------------------------------------------

                                                             For the three months
                                                                Ended 11/30/97
                                                                --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                              $ 274,186
  Adjustments to reconcile net income (loss) to
      (Gain) loss on sale of investments                          (275,666)
  Change in working capital components
      (Increase) decrease in trade receivables                     (11,600)
      Increase (decrease) in accounts payable                      (17,550)
      (Increase) decrease in note receivables                      (15,079)
         Net cash provided by (used in) operating activities     $ (45,709)
                                                                 =========

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                347,756
  Purchase of investments                                         (347,756)
  Transfer to operating cash                                        60,000
  Transfer from operating cash                                     (15,000)
  Transfer to money market account                                      --
                                                                 ---------

  Net cash provided by investing activities                      $  45,000
                                                                 =========

  Net increase in cash and cash equivalents                           (709)

Cash and cash equivalents
  Beginning                                                        132,751

  Ending                                                         $ 132,042
                                                                 =========

                                                                     (Concluded)

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Three Months Ended November 30, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1997 have been included. Operating results for the quarter ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

2.       CONDENSED PRESENTATION

         The Condensed balance sheet and income statement was derived form the balance sheet and statement of income for that date.

Item 2. Management's Discussion and Analysis of Financial Condition and results of operation

         (A)      General Development of Business.

                  Family Health Systems, Inc. (FHS or REGISTRANT), a Delaware corporation, was incorporated on January 20, 1983. The Registrant was formed to provide comprehensive business services to physicians, dentists and professional corporations operating full service dental centers and emergency/industrial medical centers. FHS found this activity to be unprofitable and it exited the business service activity in fiscal year 1987 and became engaged in the formation, registration, distribution and sale of developmental stage companies. FHS has no activities other than investment portfolio management at this time.

         (B)      Description of business:

                  The Registrant is currently inactive in the formation of subsidiaries, by registration of those stocks through filing with the SEC, and is seeking a merger or business combination for itself.

         (C)      Market risk and Investment Risk:

                  The assets of the Company consist primarily of common stock of publicly traded companies. As such, the value of the assets of the Company may be more or less than historical cost. Any significant declines in market value of investments will results in a write-down to market value in accordance with accounting for investments at lower of cost or market.


Item 3.  Legal Proceedings
                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
                           NONE

Item 5.  Other information:
                           NONE

Item 6.  Exhibits and Reports on Form 8-K:
         Exhibit 27.1  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             FAMILY HEALTH SYSTEMS, INC.

May 10, 1999                                     /s/ William  S. Bryant
                                             ------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer