Form 10-Q
period 1998-02-28
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C 20459

                                    FORM 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  February 28, 1998

Commission File Number:  0-11419

Family Health Systems, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                                      22-2435595
------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
         organization)

Post Office Box 21238, St. Simons Island, Georgia             31522-0738
-------------------------------------------------             -----------------------------
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

         YES [ ]                                     NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.


               CLASS                         No. of shares Outstanding on
                                             February 28, 1998


         Common Stock                                2,006,757
         Par Value $.00167
         Per share

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          FAMILY HEALTH SYSTEMS, INC.

                                 BALANCE SHEET
                               February 28, 1998
                                  (Unaudited)


ASSETS

         Cash                                                                   $      4,381
         Money Market                                                                128,915
         Investments - Common Stocks                                                 385,600
         N/R Don Carmen                                                               15,079
         Trade Notes and Receivables                                                  18,100
                                                                                ------------

                  Total Assets                                                  $    552,075
                                                                                ============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


         Common Stock                                                           $     25,271
         Paid in capital                                                           2,651,785
         Retained earnings (deficit)                                              (2,124,981)
                                                                                ------------
                                                                                     552,075
                                                                                ------------
                  Total Liabilities and stockholder's equity (deficit)          $    552,075
                                                                                ============


See Notes to Interim Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME
                       Six Months Ended February 28, 1998
                                  (Unaudited)


         Revenues                                            $    312,298
                                                             ------------

         Expenses
              Auto expense                                            154
              Bad debt expense
              Bank service charges
              Office Supplies                                         122
              Postage                                                  32
              Professional Fees                                     1,175
              Publications                                            341
              Telephone                                               380
              Travel                                                  522
                                                             ------------

                                                                    2,726
                                                             ------------
              Net Income                                          309,572

         Retained earnings (deficit), beginning                (2,434,553)
                                                             ------------
         Retained earnings (deficit), ending                 $ (2,124,981)
                                                             ============


See Notes to Interim Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                For Three and Six Months Ended February 28, 1998

===============================================================================


                                                                 For the three months       For the six months
                                                                     ended 2/28/98             ended 2/28/98
                                                                 --------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING
     ACTIVITIES
     Net income (loss)                                                $   35,387                $  309,572
     Adjustments to reconcile net income (loss) to
        (Gain) loss on sale of investments                               (36,632)                 (312,299)
     Change in working capital components
        (Increase) decrease in trade receivables                              --                   (11,600)
        (Increase) decrease in note receivables                               --                   (15,079)
        Increase (decrease) in accounts payable                               --                   (17,550)

           Net cash provided by (used in) operating activities        $   (1,246)               $  (46,956)
                                                                      ==========                ==========

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                                   293,702                   641,458
     Purchase of investments                                            (293,702)                 (641,458)
     Transfer to operating cash                                           15,000                    75,000
     Transfer from operating cash                                        (12,500)                  (27,500)
     Transfer to money market account
                                                                      $       --                $       --
                                                                      ----------                ----------
     Net cash provided by investing activities                             2,500                    47,500

     Net increase in cash and cash equivalents                             1,254                       544

Cash and cash equivalents
     Beginning                                                           132,042                     3,836

     Ending                                                           $  133,296                $    4,381
                                                                      ==========                ==========

                                                                    (Concluded)





See Notes to Financial Statements.

FAMILY HEALTH SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       Six Months Ended February 28, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1997 have been included. Operating results for the quarter ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

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


                                             FAMILY HEALTH SYSTEMS, INC.

May 10, 1999                                    /s/ William  S. Bryant
                                             --------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer