Form 10-Q
period 1998-05-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  May 31, 1998

Commission File Number:  0-11419

Family Health Systems, Inc.
----------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                             22-2435595
-----------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
      organization)

Post Office Box 21238, St. Simons Island, Georgia    31522-0738
-----------------------------------------------      ------------------------------------
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

               CLASS                              No. of shares Outstanding on
                                                  May 31, 1998

         Common Stock                             2,006,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                  May 31, 1998
                                   (Unaudited)

ASSETS

     Cash                                                                 $    16,372
     Cash - money market                                                      128,915
     Marketable securities                                                    373,434
     Note receivable, current                                                  15,079
     Other receivables                                                         18,100
                                                                          -----------

            Total Assets                                                  $   551,900
                                                                          ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


     Common Stock                                                         $     3,351
     Paid in capital                                                        2,673,705
     Retained earnings (deficit)                                           (2,125,156)
                                                                          -----------
                                                                              551,900
                                                                          -----------

            Total Liabilities and stockholder's equity (deficit)          $   551,900
                                                                          ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                         Nine Months Ended May 31, 1998
                                   (Unaudited)


Revenues                                                         $       Nil
                                                                 -----------

         Expenses
           Auto expense                                                  249
           Bank service charges                                            3
           Office Supplies                                               232
           Postage                                                       168
           Professional Fees                                           1,968
           Publications                                                  341
           Telephone                                                     577
           Travel                                                        522
                                                                 -----------
                                                                       4,060
                                                                 -----------

         Net operating (loss)                                         (4,060)
                                                                 -----------

         Capital gains on available-for-sale securities          $   313,457
                                                                 -----------


           Net Income                                                309,397

         Retained earnings (deficit), beginning                   (2,434,553)
                                                                 -----------

         Retained earnings (deficit), ending                     $(2,125,156)
                                                                 ============


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS INC.

                            STATEMENTS OF CASH FLOWS
                  For Three and Nine Months Ended May 31, 1998



                                                                    For the three months           For the nine months
                                                                       Ended 5/31/98                  ended 5/31/98
                                                                    --------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                                     $      (176)                   $   309,397
  Adjustments to reconcile net income (loss) to
    (Gain) loss on sale of investments                                       (1,158)                      (313,457)
  Change in working capital components
    (Increase) decrease in trade receivables                                     --                        (11,600)
    (Increase) decrease in note receivable                                       --                        (15,079)
    Increase (decrease) in accounts payable                                      --                        (17,550)
                                                                        -----------                    -----------

      Net cash provided by (used in) operating activities                    (1,334)                       (48,289)
                                                                        -----------                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                         383,936                      1,025,394
  Purchase of investments                                                  (383,936)                    (1,025,394)
  Transfer to operating cash                                                 35,000                        110,000
  Transfer from operating cash                                              (21,675)                       (49,175)
                                                                        -----------                    -----------

  Net cash provided by investing activities                                  13,325                         60,825
                                                                        -----------                    -----------

  Net increase in cash and cash equivalents                                  11,991                         12,536

Cash and cash equivalents
  Beginning                                                                 133,296                          3,836
                                                                        -----------                    -----------

  Ending                                                                $   145,287                    $    16,372
                                                                        ===========                    ===========



See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         Nine Months Ended May 31, 1998

1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1997 have been included. Operating results for the quarter ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998.

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


                                              FAMILY HEALTH SYSTEMS, INC.

May 10, 1999                                     /s/ William  S. Bryant
                                              ----------------------------
                                              William S. Bryant, President
                                              Chief Financial Officer