Form 10-Q
period 1998-11-30
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  November 30, 1998

Commission File Number:  0-11419

Family Health Systems, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

                  Delaware                                  22-2435595
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

Post Office Box 21238, St. Simons Island, Georgia            31522-0738
-------------------------------------------------    ---------------------------
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

                  CLASS                            No. of shares Outstanding on
                                                   November 30, 1998

         Common Stock                                 2,006,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                November 30, 1998
                                   (Unaudited)

ASSETS

         Cash                                                               $    12,129
         Marketable securities                                                  168,849
                                                                            -----------
                           Total current assets                                 180,978
                                                                            -----------

         Other receivables                                                       37,073
                                                                            -----------

         Investment in closely-held company                                      16,875
                                                                            -----------

                  Total Assets                                              $   234,926
                                                                            ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


         Cash (Overdraft) - Investment margin account                       $    37,928
                                                                            -----------


         Common Stock                                                             3,351
         Paid in capital                                                      2,673,705
         Retained earnings (deficit)                                         (2,480,058)
                                                                            -----------
                                                                                196,998
                                                                            -----------

                  Total Liabilities and stockholder's equity (deficit)      $   234,926
                                                                            ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                      Three Months Ended November 30, 1998
                                   (Unaudited)


Revenues                                                 $       Nil
                                                         -----------

Expenses
     Auto expense                                                217
     Bad debt expense
     Bank service charges
     Miscellaneous Expense                                     1,000
     Office Supplies                                             337
     Postage                                                      96
     Publications                                              4,744
     Stock Transfer Fee                                       (1,250)
     Telephone                                                    37
     Travel                                                    2,221
                                                         -----------
                                                               7,402
                                                         -----------

Operating income (loss)                                       (7,402)
                                                         -----------

Other income (expense)
     Capital gains on available-for-sale securities           19,230
                                                         -----------

     Net Income                                               11,828

Retained earnings (deficit), beginning                    (2,491,886)
                                                         -----------

Retained earnings (deficit), ending                      $(2,480,058)
                                                         ===========














See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                    For three months ended November 30, 1998

--------------------------------------------------------------------------------

                                                               For the three months
                                                                  ended 11/30/98
CASH FLOWS FROM OPERATING ACTIVITIES                           --------------------
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                              $  11,828
     Adjustments to reconcile net income (loss) to
        (Gain) loss on sale of investments                            (19,230)

     Change in working capital components
        (Increase) decrease in note receivable                          9,155
                                                                    ---------

           Net cash provided by (used in) operating activities          1,753
                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                                136,667

     Purchase of investments                                         (136,667)

     Transfer to operating cash                                        25,000

     Transfer from operating cash                                     (32,274)

     Transfer to money market account

     Transfer from money market account                               (35,936)

     Net cash provided by investing activities                        (43,210)
                                                                    ---------

     Net increase in cash and cash equivalents                        (41,457)

Cash and cash equivalents

     Beginning                                                         15,658
                                                                    ---------

     Ending                                                         $ (25,799)
                                                                    =========

Cash and cash equivalents:
     Cash - operating                                               $  12,129

     Cash (overdraft) - Investment margin account                   $ (37,928)
                                                                    ---------

                                                                    $ (25,799)
                                                                    =========

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Three Months Ended November 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1998 have been included. Operating results for the quarter ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

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


                                             FAMILY HEALTH SYSTEMS, INC.

May 10, 1999                                 /s/ William  S. Bryant
                                             -----------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer