Form 10-Q
period 1999-02-28
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C 20459

                                    FORM 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  February 28, 1999

Commission File Number:  0-11419

Family Health Systems, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)


Delaware                                                      22-2435595
------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
         organization)

Post Office Box 21238, St. Simons Island, Georgia             31522-0738
--------------------------------------------------            ------------------------------------
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

              CLASS                      No. of shares Outstanding on
                                         February 28, 1999

         Common Stock                              2,006,757
         Par Value $.00167
         Per share

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                          FAMILY HEALTH SYSTEMS, INC.

                                 BALANCE SHEET
                               February 28, 1999
                                  (Unaudited)


ASSETS

         Cash                                                              $      1,798
         Marketable securities                                                  136,840
                                                                           ------------
                  Total current assets                                          138,638
                                                                           ------------

         Other receivables                                                       74,073
                                                                           ------------

         Investment in closely-held company                                      16,875
                                                                           ------------

                  Total assets                                             $    229,586
                                                                           ============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


         Cash overdraft - Investment margin account                        $     37,928
                                                                           ------------


         Common stock                                                             3,351
         Paid in capital                                                      2,673,705
         Retained earnings (deficit)                                         (2,485,398)
                                                                           ------------
                                                                                191,658
                                                                           ------------

                  Total liabilities and stockholder's equity (deficit)     $    229,586
                                                                           ============





See Notes to Interim Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME
                       Six Months Ended February 28, 1999
                                  (Unaudited)



Revenues                                                    $        Nil
                                                            ------------
Expenses
     Auto expense                                                    718
     Bad debt expense
     Bank service charges
     Miscellaneous Expense                                         2,131
     Office Supplies                                                 337
     Postage                                                         161
     Professional Fees                                             1,000
     Publications                                                  4,886
     Stock Transfer Fee                                            1,250
     Telephone                                                        97
     Travel                                                        2,654
                                                            ------------
                                                                  10,734
                                                            ------------
     Operating (loss)                                            (10,734)
                                                            ------------

Other income (loss)
     Capital gains on available-for-sale securities               17,222
                                                            ------------

     Net Income                                                    6,488

Retained earnings (deficit), beginning                        (2,491,886)
                                                            ------------

Retained earnings (deficit), ending                         $ (2,485,398)
                                                            ============





See Notes to Interim Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                For Three and Six Months Ended February 28, 1999

                                  (Unaudited)
===============================================================================


                                                                 For the three months   For the six months
                                                                    Ended 2/28/99          ended 2/28/99
                                                                 --------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING
     ACTIVITIES
     Net income (loss)                                                $   (5,340)           $    6,488
     Adjustments to reconcile net income (loss) to
        (Gain) loss on sale of investments                                 2,008               (17,222)
     Change in working capital components
        (Increase) decrease in note receivable                                --                 9,155
        Increase (decrease) in accounts payable                               --                    --
                                                                      ----------            ----------

           Net cash provided by (used in) operating activities            (3,332)               (1,579)
                                                                      ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                                   279,217               415,884
     Purchase of investments                                            (279,217)             (415,884)
     Transfer to operating cash                                           30,000                55,000
     Transfer from operating cash                                        (37,000)              (69,273)
     Transfer from money market account                                       --               (35,935)
                                                                      ----------            ----------

     Net cash provided by investing activities                            (7,000)              (50,208)
                                                                      ----------            ----------

     Net increase in cash and cash equivalents                           (10,332)              (51,786)

Cash and cash equivalents
     Beginning                                                           (25,798)               15,656
                                                                      ----------            ----------

     Ending                                                           $  (36,130)           $  (36,130)
                                                                      ==========            ==========

Cash and cash equivalents:
     Operating                                                        $    1,798            $    1,798
     Investment margin account                                           (37,928)              (37,928)
                                                                      ----------            ----------

                                                                      $  (36,130)           $  (36,130)
                                                                      ==========            ==========





See Notes to Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       Six Months Ended February 28, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1998 have been included. Operating results for the quarter ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

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


                                             FAMILY HEALTH SYSTEMS, INC.

May 10, 1999                                      /s/ William  S. Bryant
                                             ---------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer