Form 10-Q
period 1999-05-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  May 31, 1999

Commission File Number:  0-11419

Family Health Systems, Inc.
--------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                            22-2435595
----------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
        organization)

Post Office Box 21238, St. Simons Island, Georgia   31522-0738
-------------------------------------------------   ------------------------------------
Address of Principal executive offices of           Zip Code
       Incorporation or organization

912-634-2584
--------------------------------------------------
Registrants telephone number, including area code

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

               CLASS                                No. of shares Outstanding on
                                                    May 31, 1999

         Common Stock                                 2,006,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                  May 31, 1999
                                   (Unaudited)

ASSETS

      Cash                                                                   $     9,636
      Accounts receivable                                                            125
      Marketable securities                                                      115,840
                                                                             -----------
               Total current assets                                              125,601
                                                                             -----------

      Other receivables                                                           85,875
                                                                             -----------

      Investment in closely-held company                                          16,875
                                                                             -----------

               Total Assets                                                  $   228,351
                                                                             ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


      Cash overdraft - Investment margin account                             $    37,928
                                                                             -----------



      Common Stock                                                                 3,351
      Paid in capital                                                          2,673,705
      Retained earnings (deficit)                                             (2,486,633)
                                                                             -----------
                                                                                 190,423
                                                                             -----------

               Total Liabilities and stockholder's equity (deficit)          $   228,351
                                                                             ===========




See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                         Nine Months Ended May 31, 1999
                                   (Unaudited)


Revenues                                                   $       Nil
                                                           -----------

Expenses
   Auto expense                                                    718
   Miscellaneous                                                 3,096
   Office Supplies                                                 337
   Postage                                                         308
   Professional Fees                                             1,000
   Publications                                                  4,928
   Stock Transfer fee                                           (1,250)
   Telephone                                                       156
   Travel                                                        2,675
                                                           -----------

                                                                11,968
                                                           -----------

Other Income (expense)
   Capital gains on available-for-sale securities               17,221
                                                           -----------

   Net Income                                                    5,253
                                                           -----------

Retained earnings (deficit), beginning                      (2,491,886)
                                                           -----------

Retained earnings (deficit), ending                        $(2,486,633)
                                                           ============



See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                  For Three and Nine Months Ended May 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                 For the three months    For the nine months
                                                                    ended 5/31/99           ended 5/31/99
                                                                 --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                                $  (1,235)              $   5,253
     Adjustments to reconcile net income (loss) to
        (Gain) loss on sale of investments                                   --                 (17,222)
     Change in working capital components
        (Increase) decrease in trade receivables                           (125)                   (125)
        (Increase) decrease in other receivables                        (36,552)                (56,075)
        (Increase) decrease in note receivable                               --                   9,155
                                                                      ---------               ---------

        Net cash (used in) operating activities                       $ (37,912)              $ (59,014)
                                                                      =========               =========

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                                  229,934                 695,101
     Purchase of investments                                           (229,934)               (744,233)
     Transfer to operating cash                                          45,750                 100,750
     Transfer from operating cash                                            --                 (36,552)
                                                                      ---------               ---------

     Net cash provided by investing activities                           45,750                  15,066
                                                                      ---------               ---------

     Net increase in cash and cash equivalents                            7,838                 (43,948)

Cash and cash equivalents
     Beginning                                                          (36,130)                 15,656

     Ending                                                           $ (28,292)              $ (28,292)
                                                                      =========               =========

Cash and cash equivalents:
     Operating cash                                                   $   9,636               $   9,636
     Cash (overdraft) - Investment margin account                       (37,928)                (37,928)
                                                                      =========               =========

                                                                      $ (28,292)              $ (28,292)
                                                                      =========               =========

See Notes to Interim Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         Nine Months Ended May 31, 1999

1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 1997 have been included. Operating results for the quarter ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999.

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


                                           FAMILY HEALTH SYSTEMS, INC.

June 21, 1999                                 /s/ William  S. Bryant
                                           ----------------------------
                                           William S. Bryant, President
                                           Chief Financial Officer