Form 10-Q
period 1999-11-30
FAMILY HEALTH SYSTEMS INC
filed 2000-06-02
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  November 30, 1999

Commission File Number:  0-11419

Family Health Systems, Inc.
-------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                            22-2435595
------------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer
          organization)                             Identification No.)

Post Office Box 21238, St. Simons Island, Georgia   31522-0738
-------------------------------------------------   ----------------------------
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

                  CLASS                            No. of shares Outstanding on
                                                   November 30, 1999

         Common Stock                               2,006,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                November 30, 1999
                                   (Unaudited)

ASSETS

     Cash                                                            $     6,314
     Accounts receivable                                                   1,082
     Marketable securities                                               108,016
                                                                     -----------
            Total current assets                                         115,412
                                                                     -----------

     Other receivables                                                   107,513
                                                                     -----------

     Investment in closely-held company                                   16,875
                                                                     -----------

            Total Assets                                             $   239,800
                                                                     ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


     Cash (Overdraft) - Investment margin account                    $    32,574
                                                                     -----------


     Common Stock                                                          3,351
     Paid in capital                                                   2,673,705
     Retained earnings (deficit)                                      (2,469,830)
                                                                     -----------
                                                                         207,226
                                                                     -----------

            Total Liabilities and stockholder's equity (deficit)     $   239,800
                                                                     ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                      Three Months Ended November 30, 1999
                                   (Unaudited)


Revenues                                                      $       Nil
                                                              -----------

Expenses
  Auto expense                                                        109
  Office Supplies                                                      52
  Postage                                                              33
  Professional Fees                                                 2,000
  Publications                                                         62
  Telephone                                                            60
  Travel                                                              605
                                                              -----------

                                                                    2,920
                                                              -----------
Other income (expense)
  Capital gains (losses) on available-for-sale securities         (35,845)
                                                              -----------

   Net Income (loss)                                              (38,764)

Retained earnings (deficit), beginning                         (2,431,069)
                                                              -----------

Retained earnings (deficit), ending                           $(2,469,830)
                                                              ===========






See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                    For three months ended November 30, 1999

--------------------------------------------------------------------------------

                                                            For the three months
                                                              Ended 11/30/98
                                                              --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                             $ (38,764)
  Adjustments to reconcile net income (loss) to
     (Gain) loss on sale of investments                            35,845
  Change in working capital components
     (Increase) decrease in trade receivables                         394
     (Increase) decrease in other receivables                       8,910
                                                                ---------

        Net cash provided by (used in) operating activities     $   6,385
                                                                =========
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                               105,574
  Purchase of investments                                         (67,590)
  Transfer to operating cash                                       15,000
  Transfer from operating cash                                    (11,405)
  Transfer from money market account                              (22,184)
                                                                ---------

  Net cash provided by investing activities                        19,395
                                                                ---------

  Net increase in cash and cash equivalents                        25,780

Cash and cash equivalents
  Beginning (overdraft)                                           (52,040)
                                                                ---------

  Ending (overdraft)                                            $ (26,260)
                                                                =========
Cash and cash equivalents:
  Cash - operating                                              $   6,314
  Cash (overdraft) - Investment margin account                    (32,574)
                                                                ---------
                                                                $ (26,260)
                                                                =========

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Three Months Ended November 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the first quarter of the fiscal year 2000 have been included. Operating results for the quarter ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000.

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


                                             FAMILY HEALTH SYSTEMS, INC.

February 29, 2000                            /s/ William  S. Bryant
                                             ---------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer