Form 10-K
period 1997-08-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-09
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C 20459

-------------------------------------------------------------------------------

                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended:  August 31, 1997

Commission File Number:  0-11419

Family Health Systems, Inc.
---------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                                           22-2435595
--------------------------------------------------                 --------------------------------------------------
(State or other jurisdiction of incorporation or                   (I.R.S. Employer Identification No.)
         organization)

Post Office Box 21238, St. Simons Island, Georgia                  31522-0738
--------------------------------------------------                 -----------------------------------------------
Address of Principal executive offices of                          Zip Code
         Incorporation or organization

912-634-2584
-----------------------------------------------
Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [ ]                                     NO [X]

At August 31, 1997, 3,161,702 shares of the Registrant's Common Stock were issued 2,006,757 were outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $260,053.

Item 1. Management's Discussion and Analysis of Financial Condition and results of operation

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

         (C)      Competition.
                                      NONE

         (D)      Employees
                                      NONE

Item 2.  Properties
                                      NONE

Item 3.  Legal Proceedings
                                      NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
                                      NONE

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information:
         The Registrant's common stock trades in the over-the-counter market. The Registrant's common stock was listed on the NASDAQ National Market System, under the symbol FHSI until November 26, 1986, at which time such listing was suspended until FHS assets and Net Worth were increased to the minimum required levels. FHS was reinstated on NASDAQ on April 2, 1987, but was again suspended on February 12, 1988 when its assets and net worth were below the NASDAQ minimum requirements. There has not been any trading of FHS common stock any listed exchange during calendar years 1995, 1996 and 1997.

HOLDERS:
         As of August 31, 1997, the approximate number of holders of record of the Registrant's common stock was 568. In addition to those who hold shares in their individual names, it is reported to Registrant that there are 267 holder's in "street names" for a total of 835 shareholders.

DIVIDENDS:
         Cash dividends have not been paid by the Registrant since it was formed; however, Registrant has during past fiscal years paid stock dividends in it's wholly-owned subsidiaries from 1987-1988.

Item 6.  SELECTED FINANCIAL DATA:
         The following data, insofar as it relates to the period September 1, 1995 to August 31, 1997 has been derived from annual financial statements, including the balance sheets at August 31, 1997 and 1996 and the related statements of income and cash flows for the years ending August 31 1995 through 1997 and notes thereto appearing elsewhere herein. This financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included in Item 8 of this Annual Report.

                                                         1997              1996             1995
                                                         ----              ----             ----

         Operating Revenues                          $ 231,549         $  52,368        $    Nil

         Income (loss) from continuing               $ 198,790         $  34,941        $    Nil

         Income (loss) from continuing
         operations per share                        $    .167         $    0183        $    Nil

         Current assets                              $ 139,251         $  84,943        $    Nil

         Working Capital                             $ 121,701         $     Nil        $     Nil

         Total Assets                                $ 260,053         $  84,943        $     Nil

         Stockholders' equity                        $ 242,503         $  84,943        $     Nil

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         (a) Results of Operations.
                  The discontinuance in 1988 of the professional administrative marketing business decreased revenues; however, it also decreased liabilities and the risk of potential liabilities. The only income presently is gains and losses from sales of stock in the marketplace.

         (b) Financial Condition, Liquidity and Capital Resources.
                  Management does not expect that the condition of FHS can be improved unless it can form a business relationship between it and another going concern.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following documents are filed as part of this report:

         (1)Financial statements:
             Balance Sheet as of August 31, 1997                                 F-1
             Statement of income for the year ending August 31, 1997             F-2
             Statement of cash flows for the years ending August 31, 1997        F-3
             Notes to Financial Statements                                       F-4

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS
                                      NONE

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of August 31, 1997:

         William S. Bryant           President
                                     Chief Executive Officer
                                     Treasurer
                                     Director

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

Item 11. EXECUTIVE COMPENSATION

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $60,000 in the fiscal year ended August 31, 1997 and the actual cash compensation of all officers and directors of the Registrant as a group for said fiscal year.

                  Officer or Director                           NONE
                  All Officers or Directors as a group          NONE

         Compensation of Directors:

         During the Registrant's fiscal year ended August 31, 1987, the Registrant passed a resolution that all officers and directors who attended meetings of the Board of Directors or Shareholders and who were not on other salary with FHS, would receive restricted shares of stock of FHS, equal to $500 per day. The number of shares to be determined by the bid price of the stock on the meeting date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
         MANAGEMENT

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of August 31, 1997.

         E.L. Carman                1,009,673 shares           53% ownership

         Changes in Control:

         Registrant is not aware of any arrangement which may result in a change of control of Registrant at present.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Certain Business Relationships.
                                     NONE

         Indebtedness of Management
                                     NONE

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (c) 27.1 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Section 3 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FAMILY HEALTH SYSTEMS, INC.

Date  06/09/2000             /s/ William S. Bryant
                          -----------------------------------------------------
                          William S. Bryant, President
                          Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date  06/09/2000             /s/ William S. Bryant
                          -----------------------------------------------------
                          WILLIAM S. BRYANT, Director,
                          Chairman of the Board, President,
                          Chief Executive Officer,
                          Chief Financial and Accounting Officer
                          Treasurer

                                    EXHIBITS

                             FINANCIAL INFORMATION

                                  EXHIBIT F-1

                          FAMILY HEALTH SYSTEMS, INC.

                                 BALANCE SHEET
                                August 31, 1997


ASSETS

         Cash                                                                   $       3,836

         Money Market                                                                 128,915

         Investments - Common Stocks                                                  120,802

         Trade Notes and Receivables                                                    6,500
                                                                                -------------
                  Total Assets                                                  $     260,053
                                                                                =============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

         Accounts Payable                                                       $      17,550
                                                                                -------------

         Common Stock                                                                  25,271
         Paid in capital                                                            2,651,785
         Retained earnings (deficit)                                               (2,434,553)
                                                                                -------------
                                                                                      242,503
                                                                                -------------
                  Total Liabilities and stockholder's equity (deficit)          $     260,053
                                                                                =============


See Notes to Financial Statements.

                                  EXHIBIT F-2

                          FAMILY HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME
                           Year Ended August 31, 1997


         Revenues                                                      $       231,549
                                                                       ---------------

         Expenses
              Auto expense                                                         291
              Bad debt expense                                                   2,850
              Bank service charges                                                  49
              Office Supplies                                                      382
              Postage                                                              396
              Professional Fees                                                  2,651
              Publications                                                         320
              Telephone                                                          1,994
              Travel                                                            23,826
                                                                       ---------------

                                                                                32,759
                                                                       ---------------
              Net Income                                                       198,790

         Retained earnings (deficit), beginning                             (2,633,343)
                                                                       ---------------
         Retained earnings (deficit), ending                           $    (2,434,553)
                                                                       ===============


See Notes to Financial Statements.

                          FAMILY HEALTH SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           Year Ended August 31, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. NATURE OF BUSINESS -- Family Health Systems, Inc. ("FHS") was organized to provide comprehensive administrative, marketing and consulting services to group dental and medical practices and began operations on May 1, 1983. Effective in October 1987, all administrative and marketing agreements had been terminated and the Corporation has been inactive since that time.

         B. BASIS OF ACCOUNTING -- The Company's policy is to prepare its financial statements on the accrual basis of accounting.

         C. NET INCOME (LOSS) PER SHARE -- Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the applicable period.

         D. ESTIMATES -- The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions regarding certain types of assets, liabilities revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       NOTES RECEIVABLE

         An advance was made to the majority stockholder of the Company during 1998. This advance was evidenced by a note receivable in the amount of $6,500. The balance outstanding and unpaid at August 31, 1997 was $6,500.

3.       INVESTMENTS

         The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded in the equity section of the balance sheet. There were no unrealized holding gains or losses at August 31, 1997.

         At August 31, 1997, investments were written down to their estimated realizable values, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

         Investments in securities are summarized below:

                                                          Gross          Gross
                                                        Unrealized     Unrealized         Fair
            Description                                    Gain           Loss            Value
--------------------------------------                  ----------     ----------       ---------

August 31, 1997:
        Available-for-sale securities:
            Common Stock                                $        -     $        -       $ 120,802
                                                        ==========     ==========       =========

4.       INCOME TAXES

         As of August 31, 1997, FHS has net operating loss carryforwards of approximately $2,412,611, which expire under current law from 1999 through 2013. FHS also has investment tax credit carryforwards of $22,332 expiring in 2000.

5.       RELATED PARTY TRANSACTIONS

         The president and majority stockholder are reimbursed for travel expenses as incurred in the ordinary course of business.

         As mentioned in Note 2, the Company advanced $6,500 to the majority stockholder in 1997.

6.       EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share.

                                                           1997
                                                        ----------

Income (loss) available to common
   stockholders                                         $  198,790

Weighted average number of common
   shares used in basic EPS                              2,006,757
                                                        ----------

Earnings per common share                                   0.0991
                                                        ==========


7.       CONCENTRATIONS OF CREDIT RISK

         The Company has outstanding accounts receivable from companies in oil and gas exploration industry which are considered speculative industries. Therefore, the Company has an industry concentration of credit risk in the oil and gas industry.

8.       CONTINGENCY

         As disclosed in Note 1, the Company has been inactive in its operating business since 1987. As a result, several Forms 10-K and 10-Q have not been filed. The Company has since filed a notification of late filing with the Securities and Exchange Commission for reports 10-K and 10-Q due to be filed for the period August 31, 1997 to August 31, 1999 and is currently filing all late filings. Any liability resulting from the late filing is undetermined and is not reflected in these financial statements.

To the Board of Directors and Stockholders of Family Health Systems, Inc.

We were engaged to audit the accompanying balance sheet of Family Health Systems, Inc. (a Delaware corporation) as of August 31, 1997, and the related statements of income, retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

We were unable to confirm cost of certain investments at August 31, 1997. We were unable to satisfy ourselves regarding book value of certain investments at August 31, 1997 by other means.

Because we were unable to satisfy ourselves as to the historical cost of certain investments, and we were unable to apply other auditing procedures regarding investments assertions as discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.


MOORE STEPHENS TILLER LLC

Brunswick, Georgia
February 20, 2000