Form 10-K
period 1998-08-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-09
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20459

     -----------------------------------------------------------------------

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended:  August 31, 1998

Commission File Number:  0-11419

Family Health Systems, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                                       22-2435595
-------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                  organization)


Post Office Box 21238, St. Simons Island, Georgia             31522-0738
-------------------------------------------------             ------------------------------------
Address of Principal executive offices of                     Zip Code
         Incorporation or organization

912-634-2584
------------------------------------------------
Registrants telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [ ]                                     NO [X]

At August 31, 1998, 3,161,702 shares of the Registrant's Common Stock were issued 2,006,757 shares of the Registrant's Common Stock were outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $185,000.

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

                                            NONE

Item 4.  Submission of Matters to a Vote of Security Holders:

                                            NONE

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market information:
         The Registrant's common stock trades in the over-the-counter market. The Registrant's common stock was listed on the NASDAQ National Market System, under the symbol FHSI until November 26, 1986, at which time such listing was suspended until FHS assets and Net Worth were increased to the minimum required levels. FHS was reinstated on NASDAQ on April 2, 1987, but was again suspended on February 12, 1988 when its assets and net worth were below the NASDAQ minimum requirements. There has not been any trading of FHS common stock any listed exchange during calendar years 1995, 1996, 1997 and 1998.

HOLDERS:
         As of August 31, 1998, the approximate number of holders of record of the Registrant's common stock was 568. In addition to those who hold shares in their individual names, it is reported to Registrant that there are 267 holder's in "street names" for a total of 835 shareholders.

DIVIDENDS:
         Cash dividends have not been paid by the Registrant since it was formed; however, Registrant has during past fiscal years paid stock dividends in it's wholly-owned subsidiaries from 1987-1988.

Item 6.  SELECTED FINANCIAL DATA:
         The following data, insofar as it relates to the period September 1, 1996 to August 31, 1998 has been derived from annual financial statements, including the balance sheets at August 31, 1997 and 1998 and the related statements of income and cash flows for the years ending August 31 1996 through 1998 and notes thereto appearing elsewhere herein. This financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included in Item 8 of this Annual Report.

                                                      1998              1997            1996
                                                      ----              ----            ----

         Operating Revenues                         $     Nil         $350,301        $52,368

         Income (loss) from continuing              $ (57,333)        $317,542        $34,941

         Income (loss) from continuing
         operations per share                       $  (.0286)        $   .167        $ .0183

         Current assets                             $ 165,488         $139,251        $84,943

         Working Capital                            $ 163,495         $139,251        $   nil

         Total Assets                               $ 187,163         $378,806        $84,943

         Stockholders' equity                       $ 185,170         $378,806        $84,943


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         (a) Results of Operations
                  The discontinuance in 1988 of the professional administrative marketing business decreased revenues; however, it also decreased liabilities and the risk of potential liabilities. The only income presently is gains and losses from sales of stock in the marketplace. The Company portfolio dropped significantly in Market value at August 31, 1998 due to the downturn in the market overall. Capital losses at August 31, 1998 reflect a write-down to market value of $324,170.

         (b) Financial Condition, Liquidity and Capital Resources.
                  Management does not expect that the condition of FHS can be improved unless it can form a business relationship between it and another going concern.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following documents are filed as part of this report:

         (1)Financial statements:
              Balance Sheet as of August 31, 1998                                             F-1
              Statement of income for  the year ending August 31, 1998                        F-2
              Statement of cash flows for the years ending August 31, 1998                    F-3
              Notes to Financial Statements                                                   F-4

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS
                                    NONE

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of August 31, 1998:

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

Item 11. EXECUTIVE COMPENSATION

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $60,000 in the fiscal year ended August 31, 1998 and the actual cash compensation of all officers and directors of the Registrant as a group for said fiscal year.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
         MANAGEMENT

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of August 31, 1998.

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


                                   FAMILY HEALTH SYSTEMS, INC.

Date 06/09/2000                    /s/ William  S. Bryant
                                   --------------------------------------
                                   William S. Bryant, President
                                   Chief Financial Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date 06/09/2000                    /s/ William S. Bryant
                                   --------------------------------------
                                   WILLIAM S. BRYANT, Director,
                                   Chairman of the Board, President,
                                   Chief Executive Officer,
                                   Chief Financial and Accounting Officer
                                   Treasurer

                                    EXHIBITS

                              FINANCIAL INFORMATION

                                                                     EXHIBIT F-1


                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                 August 31, 1998

         ASSETS
                  Cash                                                                           $    17,649
                  Notes receivable - current                                                          34,155
                  Investments - Common Stocks                                                        113,684
                                                                                                 -----------
                           Total current assets                                                      165,488
                                                                                                 -----------
                  Other receivables                                                                    4,800
                                                                                                 -----------
                  Investment in closely-held company                                                  16,875
                                                                                                 -----------
                           Total Assets                                                          $   187,163
                                                                                                 ===========


         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                  Cash overdraft - Investment margin account                                     $     1,993

                  Common Stock                                                                         3,351
                  Paid in capital                                                                  2,673,705
                  Retained earnings (deficit)                                                     (2,491,886)
                                                                                                 -----------
                                                                                                     185,170
                                                                                                 -----------
                           Total Liabilities and stockholder's equity (deficit)                  $   187,163
                                                                                                 ===========

See Notes to Financial Statements.

                                                                     EXHIBIT F-2

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                            Year Ended August 31,1998


         Revenues                                                                                $        Nil
                                                                                                 ------------
         Expenses
              Auto expense                                                                                249
              Bad debt expense                                                                         18,100
              Bank service charges                                                                          3
              Office Supplies                                                                             444
              Postage                                                                                     168
              Professional Fees                                                                         1,968
              Publications                                                                                341
              Stock Transfer Fees                                                                       1,250
              Telephone                                                                                   577
              Travel                                                                                    3,708
                                                                                                  -----------

                                                                                                       26,808
                                                                                                  -----------
         Other Income (expense)
              Dividends                                                                                   826
              Gain (loss) on available-for-sale securities                                            (31,351)
                                                                                                  -----------
                                                                                                      (30,525)
                                                                                                  -----------
              Net Income (Loss)                                                                       (57,333)

         Retained earnings (deficit), beginning                                                    (2,434,553)
                                                                                                  -----------
         Retained earnings (deficit), ending                                                      $(2,491,886)
                                                                                                  ===========


See Notes to Financial Statements.

                                                                     EXHIBIT F-3

                           FAMILY HEALTH SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                            Year Ended August 31,1998

                                                                                                     1998
                                                                                                     ----
         CASH FLOWS FROM OPERATING ACTIVITIES
              PROVIDED BY (USED IN) OPERATING ACTIVITIES
              Net income (loss)                                                                  $   (57,333)
              Adjustments to reconcile net income (loss) to
                  (Gain) loss on sale of investments                                                  31,351
              Change in working capital components
                  (Increase) decrease in trade receivables                                             6,500
                  Increase (decrease) in accounts payable                                            (17,550)
                                                                                                 -----------
                     Net cash provided by (used in) operating activities                             (37,032)
                                                                                                 -----------

         CASH FLOWS FROM INVESTING ACTIVITIES
              Proceeds from sale of investments                                                    1,346,849
              Purchase of investments                                                             (1,371,082)
              Advances made to drilling company                                                       (4,800)
              Repayment of advances by drilling company                                                   --
              Advances on notes receivable                                                           (40,079)
              Repayment of notes receivable                                                            5,924
              Investment in closely-held company                                                     (16,875)
                                                                                                 -----------
              Net cash provided by (used in) investing activities                                    (80,063)
                                                                                                 -----------
              Net increase (decrease) in cash                                                       (117,095)
         Cash:
              Beginning                                                                              132,751
                                                                                                 -----------
              Ending                                                                             $    15,656
                                                                                                 ===========
         Cash:
              Cash - operating                                                                   $    17,649
              Cash - Money Market (overdraft)                                                         (1,993)
                                                                                                 -----------
                                                                                                 $    15,656
                                                                                                 ===========

                                                                     EXHIBIT F-4

                           FAMILY HEALTH SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           Year Ended August 31, 1998

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

B. BASIS OF ACCOUNTING - The Company's policy is to prepare its financial statements on the accrual basis of accounting.

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

2.       NOTES RECEIVABLE

         During August of 1998, the Company advanced $25,000 to a going concern. This advance bears no interest or maturity date. The advance was repaid in November 1998.

         An advance was made to the majority stockholder of the Company during 1998. This advance was evidenced by a note receivable in the amount of $15,079. The balance outstanding and unpaid at August 31, 1998 was $9,155. This note was repaid subsequent to August 31, 1998.

3.       OTHER RECEIVABLES

         The Company is currently advancing funds to a going concern involved in pumping water into otherwise non-productive or low production oil wells and extracting the raw crude oil. These advances are non-interest bearing with no stated method of repayment and are not evidenced by a note. Advances made during the year ending August 31, 1998 $4,800.

4.       INVESTMENTS

         The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded in the equity section of the balance sheet. There were no unrealized holding gains or losses at August 31, 1998.

         At August 31, 1998, investments were written down to their estimated realizable values, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary.


         Investments in securities are summarized below:

                                                                  Gross            Gross
                                                                Unrealized      Unrealized         Fair
                     Description                                  Gain             Loss            Value
         --------------------------------------                 ----------      ----------       --------

         August 31, 1998:
                 Available-for-sale securities:
                     Common Stock                                $     --        $     --        $113,684
                                                                 ========        ========        ========


5.       INCOME TAXES

         As of August 31, 1998, FHS has net operating loss carryforwards of approximately $1,819,807, which expire under current law from 1999 through 2013. FHS also has investment tax credit carryforwards expiring in 2000.

6.       RELATED PARTY TRANSACTIONS

         The president and majority stockholder are reimbursed for travel expenses as incurred in the ordinary course of business.

         As mentioned in Note 2, the Company advanced $15,079 to the majority stockholder in 1998.

7.       EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share.

                                                                        1998
                                                                    -----------
         Income (loss) available to common
            stockholders                                            $   (57,333)

         Weighted average number of common
            shares used in basic EPS                                  2,006,757
                                                                    -----------

         Earnings per common share                                      (0.0286)
                                                                    ===========


8.       CONCENTRATIONS OF CREDIT RISK

         The Company has outstanding accounts receivable from companies in oil and gas exploration industry which are considered speculative industries. Therefore, the Company has an industry concentration of credit risk in the oil and gas industry.

9.       CONTINGENCY

         As disclosed in Note 1, the Company has been inactive in its operating business since 1987. As a result, several Forms 10-K and 10-Q have not been filed. The Company has since filed a notification of late filing with the Securities and Exchange Commission for reports 10-K and 10-Q due to be filed for the period August 31, 1997 to August 31, 1998 and is currently filing all late filings. Any liability resulting from the late filing is undetermined and is not reflected in these financial statements.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Family Health Systems, Inc.
St. Simons Island, Georgia


We have audited the accompanying balance sheets of Family Health Systems, Inc. as of August 31, 1998 and the related statements of income and retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Health Systems, Inc. as of August 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


MOORE STEPHENS TILLER LLC

Brunswick, Georgia
February 20, 2000