Form 10-K
period 1999-08-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-09
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

--------------------------------------------------------------------------------

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended: August 31, 1999

Commission File Number: 0-11419

Family Health Systems, Inc.
--------------------------------------------------------
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

         YES [ ]                                     NO [X]

At August 31, 1999, 3,161,702 shares of the Registrant's Common Stock were issued and 2,006,757 shares of the Registrant's Common Stock were outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $246,000.

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

Item 3.  Legal Proceedings

                                    NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
                                    NONE

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market information:
         The Registrant's common stock trades in the over-the-counter market. The Registrant's common stock was listed on the NASDAQ National Market System, under the symbol FHSI until November 26, 1986, at which time such listing was suspended until FHS assets and Net Worth were increased to the minimum required levels. FHS was reinstated on NASDAQ on April 2, 1987, but was again suspended on February 12, 1988 when its assets and net worth were below the NASDAQ minimum requirements. There has not been any trading of FHS common stock any listed exchange during calendar years 1995, 1996, 1997, 1998 and 1999.

HOLDERS:
         As of August 31, 1999, the approximate number of holders of record of the Registrant's common stock was 568. In addition to those who hold shares in their individual names, it is reported to Registrant that there are 267 holder's in "street names" for a total of 835 shareholders.

DIVIDENDS:
         Cash dividends have not been paid by the Registrant since it was formed; however, Registrant has during past fiscal years paid stock dividends in it's wholly-owned subsidiaries from 1987-1988.

Item 6.  SELECTED FINANCIAL DATA:
         The following data, insofar as it relates to the period September 1, 1996 to August 31, 1999 has been derived from annual financial statements, including the balance sheets at August 31, 1999, 1998 and 1997 and the related statements of income and cash flows for the years ending August 31 1997 through 1999 and notes thereto appearing elsewhere herein. This financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included in Item 8 of this Annual Report.


                                                   1999         1998         1997
                                                   ----         ----         ----

         Operating Revenues                      $   Nil     $    Nil      $350,301

         Income (loss) from continuing
              Operations                         $ 60,821     $(57,333)    $317,542

         Income (loss) from continuing
         operations per share                    $  .0303     $ (.0286)    $   .167

         Current assets                          $169,451     $165,488     $139,251


         Working Capital                         $114,693     $163,495     $139,251

         Total Assets                            $300,749     $187,163     $378,806

         Stockholders' equity                    $245,991     $185,170     $378,806


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         (a) Results of Operations
                  The discontinuance in 1988 of the professional administrative marketing business decreased revenues; however, it also decreased liabilities and the risk of potential liabilities. The only income presently is gains and losses from sales of stock in the marketplace. Gains from sales of stocks during the year ending August 31, 1999 aggregated $75,596. The Company portfolio dropped significantly in Market value at August 31, 1998 due to the downturn in the market overall.

         (b) Financial Condition, Liquidity and Capital Resources.
                  Management does not expect that the condition of FHS can be improved unless it can form a business relationship between it and another going concern.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following documents are filed as part of this report:

         (1)Financial statements:
             Balance Sheet as of August 31, 1999                             F-1
             Statement of income for the year ending August 31, 1999         F-2
             Statement of cash flows for the years ending August 31, 1999    F-3
             Notes to Financial Statements                                   F-4

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS
                                    NONE

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of August 31, 1999:

         William S. Bryant          President
                                    Chief Executive Officer
                                    Treasurer
                                    Director

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

Item 11. EXECUTIVE COMPENSATION

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $60,000 in the fiscal year ended August 31, 1999 and the actual cash compensation of all officers and directors of the Registrant as a group for said fiscal year.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of August 31, 1999.

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


                                             FAMILY HEALTH SYSTEMS, INC.

Date 06/09/2000                                 /s/ William  S. Bryant
                                             ----------------------------------
                                             William S. Bryant, President
                                             Chief Financial Officer





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

                                    EXHIBITS

                              FINANCIAL INFORMATION

                                                                     EXHIBIT F-1


                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                 August 31, 1999


ASSETS

         Cash                                                              $      2,718
         Accounts receivable                                                        688
         Marketable securities                                                  166,045
                                                                           ------------
                  Total current assets                                          169,451
                                                                           ------------
         Other receivables                                                      114,423
                                                                           ------------
         Investment in closely-held company                                      16,875
                                                                           ------------
                  Total Assets                                             $    300,749
                                                                           ============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


         Cash overdraft - Investment margin account                        $     54,758
                                                                           ------------


         Common Stock                                                             3,351
         Paid in capital                                                      2,673,705
         Retained earnings (deficit)                                         (2,431,065)
                                                                           ------------
                                                                                245,991
                                                                           ------------
                  Total Liabilities and stockholder's equity (deficit)     $    300,749
                                                                           ============





See Notes to Financial Statements.

                                                                     EXHIBIT F-2

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                            Year Ended August 31,1999



         Revenues                                                    $        Nil
                                                                     ------------

         Expenses
              Auto expense                                                    718
              Bank service charges                                              3
              Miscellaneous                                                 3,194
              Office Supplies                                                 371
              Postage                                                         341
              Professional Fees                                             3,000
              Publications                                                  4,928
              Stock Transfer Fees                                          (1,250)
              Telephone                                                       216
              Travel                                                        3,254
                                                                     ------------
                                                                           14,775
                                                                     ------------
              Net operating (loss)                                        (14,775)
                                                                     ------------

         Other income (loss)
              Capital gains on available-for-sale securities               75,596
                                                                     ------------
              Net Income (Loss)                                            60,821

         Retained earnings (deficit), beginning                        (2,491,886)
                                                                     ------------

         Retained earnings (deficit), ending                         $ (2,431,065)
                                                                     ============





See Notes to Financial Statements.

                                                                     EXHIBIT F-3

                           FAMILY HEALTH SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                            Year Ended August 31,1999


                                                                    1999
                                                                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                           $   60,821
     Adjustments to reconcile net income (loss) to
         (Gain) loss on sale of investments                         (75,596)
     Change in working capital components
         (Increase) decrease in trade receivables                      (688)
                                                                 ----------

            Net cash (used in) operating activities                 (15,463)
                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                              514,325
     Purchase of investments                                       (491,090)
     Advances made to drilling company                             (134,373)
     Repayment of advances by drilling company                       24,750
     Repayment of notes receivable                                   34,155
                                                                 ----------

     Net cash (used in) investing activities                        (52,233)
                                                                 ----------

     Net (decrease) in cash                                         (67,696)


Cash:
     Beginning                                                       15,656
                                                                 ----------

     Ending                                                      $  (52,040)
                                                                 ==========

Cash:
     Cash - operating                                            $    2,718
     Cash - Money Market (overdraft)                                (54,758)
                                                                 ----------

                                                                 $  (52,040)
                                                                 ==========


See Notes to Financial Statements.

                                                                     EXHIBIT F-4

                           FAMILY HEALTH SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           Year Ended August 31, 1999

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

3.       OTHER RECEIVABLES

         The Company is currently advancing funds to a going concern involved in pumping water into otherwise non-productive or low production oil wells and extracting the raw crude oil. These advances are non-interest bearing with no stated method of repayment and are not evidenced by a note. Advances made during the years August 31, 1999 aggregated $112,323. Repayments of advances in the amount of $24,750 were made during the year ending August 31, 1999.

         In addition, the Company made advances during the year ending August 31, 1999 in connection with a natural gas drilling operation in West Virginia. The drilling operations are on acreage adjoining a producing natural gas field. Advances made to the Company during the year ending August 31, 1999 aggregated $22,050. No repayments have been received.

4.       INVESTMENTS

         The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded in the equity section of the balance sheet. There were no unrealized holding gains or losses at August 31, 1999.

         At August 31, 1999, investments were written down to their estimated realizable values, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary.


         Investments in securities are summarized below:


                                                                    Gross        Gross
                                                     Unrealized   Unrealized     Fair
                     Description                        Gain         Loss        Value
         -----------------------------------          --------     --------     --------

         August 31, 1999:
            Available-for-sale securities:
               Common Stock                           $     --     $     --     $166,045
                                                      ========     ========     ========

5.       INCOME TAXES

         As of August 31, 1999, FHS has net operating loss carryforwards of approximately $1,819,807, which expire under current law from 2000 through 2013. FHS also has investment tax credit carryforwards expiring in 2000.

6.       RELATED PARTY TRANSACTIONS

         The president and majority stockholder are reimbursed for travel expenses as incurred in the ordinary course of business.

         As mentioned in Note 2, the Company advanced $15,079 to the majority stockholder in 1998.

7.       EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share.



                                                          1999
                                                      ------------
         Income (loss) available to common
            stockholders                              $     60,821

         Weighted average number of common
            shares used in basic EPS                     2,006,757
                                                      ------------

         Earnings per common share                    $     0.0303
                                                      ============


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

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Family Health Systems, Inc.
St. Simons Island, Georgia


We have audited the accompanying balance sheets of Family Health Systems, Inc. as of August 31, 1999 and the related statements of income and retained earnings (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Health Systems, Inc. as of August 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



MOORE STEPHENS TILLER LLC

Brunswick, Georgia
February 20, 2000