Form 10-K
period 1999-12-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-30
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

     -----------------------------------------------------------------------

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the four months ended: December 31, 1999

Commission File Number: 0-11419

FAMILY HEALTH SYSTEMS, INC.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

DELAWARE                                  22-2435595
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

POST OFFICE BOX 21238, ST. SIMONS ISLAND, GEORGIA    31522-0738
-------------------------------------------------    ----------
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

         YES [ ]                                     NO [X]

At December 31, 1999, 3,161,702 shares of the Registrant's Common Stock were issued and 2,006,757 shares of the Registrant's Common Stock were outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $165,000.

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

HOLDERS:

         As of December 31, 1999, the approximate number of holders of record of the Registrant's common stock was 568. In addition to those who hold shares in their individual names, it is reported to Registrant that there are 267 holder's in "street names" for a total of 835 shareholders.

DIVIDENDS:

         Cash dividends have not been paid by the Registrant since it was formed; however, Registrant has during past fiscal years paid stock dividends in it's wholly-owned subsidiaries from 1987-1988.

Item 7.  SELECTED FINANCIAL DATA:

         The following data, insofar as it relates to the period September 1, 1998 to December 31, 1999 has been derived from annual financial statements, including the balance sheets at December 31, 1999 and August 31, 1999 and 1998 and the related statements of income and cash flows for four months ended December 31, 1999 and the years ending August 31 1998 and 1999 and notes thereto appearing elsewhere herein. This financial data should be read in conjunction with the financial statements of the Company and the related notes thereto included in
         Item 8 of this Annual Report.


                                                    Four months
                                                        1999           1999             1998
                                                    -----------      ---------       ---------

         Operating Revenues                          $    Nil        $    Nil         $    Nil

         Income (loss) from continuing
              Operations                             $(57,505)       $ 60,821         $(57,333)

         Income (loss) from continuing
         operations per share                        $ (.0287)       $  .0303         $( .0286)
         Current assets                              $140,832        $169,451         $165,488



                                                    Four months
                                                        1999           1999             1998
                                                    -----------      ---------       ---------

         Working Capital                             $ 78,599        $ 34,665         $163,495

         Total Assets                                $225,719        $300,749         $187,163

         Stockholders' equity                        $163,486        $220,991         $185,170



Item 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         (a) Results of Operations

                  The discontinuance in 1988 of the professional administrative marketing business decreased revenues; however, it also decreased liabilities and the risk of potential liabilities. The only income presently is gains and losses from sales of stock in the marketplace. Losses from sales of stocks for the four months ending December 31, 1999 aggregated $(37,547).

         (b) Financial Condition, Liquidity and Capital Resources.

                  Management does not expect that the condition of FHS can be improved unless it can form a business relationship between it and another going concern.

Item 9. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following documents are filed as part of this report:


         (1)Independent Auditor's Report on the Financial Statements                    F-1
         (2)Financial statements:
              Balance Sheet as of December 31, 1999                                     F-2
              Statement of income for the four months ending December 31, 1999          F-3
              Statement of Stockholders' Equity (deficit) for Four months ended
                  December 31, 1999
              Statement of cash flows for the four months ending December 31, 1999      F-4
              Notes to Financial Statements                                             F-5


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

Item 10. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS

                       NONE

Item 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of December 31, 1999:

         William S. Bryant          President
                                    Chief Executive Officer
                                    Treasurer
                                    Director

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

Item 12. EXECUTIVE COMPENSATION

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $60,000 in the fiscal year ended December 31, 1999 and the actual cash compensation of all officers and directors of the Registrant as a group for said fiscal year.

                  Officer or Director                                  NONE
                  All Officers or Directors as a group                 NONE

         Compensation of Directors:

         During the Registrant's fiscal year ended December 31, 1987, the Registrant passed a resolution that all officers and directors who attended meetings of the Board of Directors or Shareholders and who were not on other salary with FHS, would receive restricted shares of stock of FHS, equal to $500 per day. The number of shares to be determined by the bid price of the stock on the meeting date.

Item 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
         MANAGEMENT

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of December 31, 1999.

         E.L. Carman                     1,009,673 shares         53% ownership

         Changes in Control:

         Registrant is not aware of any arrangement which may result in a change of control of Registrant at present.

Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Certain Business Relationships.

                                    NONE

         Indebtedness of Management

                                    NONE

Item 15. OTHER

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date 06/23/00                        /s/ WILLIAM S. BRYANT
                                         --------------------------------------
                                         WILLIAM S. BRYANT, Director,
                                         Chairman of the Board, President,
                                         Chief Executive Officer,
                                         Chief Financial and Accounting Officer
                                         Treasurer

                                    EXHIBITS

                              FINANCIAL INFORMATION

                                   EXHIBIT F-1





                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Family Health Systems, Inc.
St. Simons Island, Georgia


We have audited the accompanying balance sheets of Family Health Systems, Inc. as of December 31, 1999 and the related statements of income, stockholders' equity (deficit), and cash flows for the four months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Health Systems, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the four months ended December 31, 1999 in conformity with generally accepted accounting principles.


MOORE STEPHENS TILLER LLC

Brunswick, Georgia
May 23, 2000

                                   EXHIBIT F-2


                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                December 31, 1999


ASSETS
         Cash                                                                   $    41,758
         Marketable securities                                                       99,074
                                                                                -----------
                  Total current assets                                              140,832
                                                                                -----------

         Other receivables                                                           60,512
                                                                                -----------

         Investment in closely-held company                                          24,375
                                                                                -----------

                  Total Assets                                                  $   225,719
                                                                                ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

         Cash overdraft - Investment margin account                             $    23,333
         Accounts payable                                                            13,900
         Note payable                                                                25,000
                                                                                -----------
                                                                                     62,233
                                                                                -----------


         Common Stock                                                                 3,351
         Paid in capital                                                          2,673,705
         Retained earnings (deficit)                                             (2,513,570)
                                                                                -----------
                                                                                    163,486
                                                                                -----------

                  Total Liabilities and stockholder's equity (deficit)          $   225,719
                                                                                ===========






See Notes to Financial Statements.

                                   EXHIBIT F-3

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                       Four months Ended December 31,1999


Revenues                                                              $       NIL

Expenses
     Auto expense                                                             109
     Miscellaneous                                                            189
     Office Supplies                                                          353
     Postage                                                                   66
     Professional Fees                                                     17,900
     Publications                                                              62
     Telephone                                                                 80
     Travel                                                                 1,199
                                                                      -----------

                                                                           19,958
                                                                      -----------

     Operating income (loss)                                              (19,958)
                                                                      -----------

Other income (expense)
     Capital gains (losses) on available-for-sale securities              (37,547)
                                                                      -----------

     Net Income(Loss)                                                     (57,505)

Retained earnings (deficit), beginning                                 (2,456,065)
                                                                      -----------

Retained earnings (deficit), ending                                   $(2,513,570)
                                                                      ===========










See Notes to Financial Statements.

                                   EXHIBIT F-4


                           FAMILY HEALTH SYSTEMS, INC.

                  STATEMENT OF STOCKHOLDERS' EARNINGS (DEFICIT)
                       Four months Ended December 31,1999



                                                                      Additional          Retained
                                                         Common         Paid-In           Earnings
                                                          Stock         Capital           (Deficit)          Total
                                                       -----------      -----------      -----------       -----------
Balance, August 31, 1998 as previously reported        $     3,351      $ 2,673,705      $(2,491,886)      $    85,170

     Adjustment applicable to re-establishment of
        note
        Payable for liability written off  in a
         prior year                                             --               --          (25,000)          (25,000)
                                                       -----------      -----------      -----------       -----------

Balance, August 31, 1998, as restated                        3,351        2,673,705       (2,516,886)          160,170

     Net income (loss) for year ending
        August 31, 1999                                         --               --          (57,505)          (57,505)
                                                       -----------      -----------      -----------       -----------

Balance, August 31, 1999                                     3,351        2,673,705       (2,456,065)          220,991

     Net income (loss) for four months ended
        December 31, 1999                                       --               --          (57,505)          (57,505)
                                                       -----------      -----------      -----------       -----------

Balance, December 31, 1999                             $     3,351      $ 2,673,705      $(2,513,570)      $   163,486
                                                       ===========      ===========      ===========       ===========










See Notes to Financial Statements.

                                   EXHIBIT F-5

                           FAMILY HEALTH SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                       Four Months Ended December 31,1999

                                                               1999
                                                           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                     $ (57,505)
     Adjustments to reconcile net income (loss) to
         (Gain) loss on sale of investments                   37,547
     Change in working capital components
         Increase (decrease) in accounts payable              13,900
         (Increase) decrease in trade receivables                688
                                                           ---------

            Net cash (used in) operating activities           (5,370)
                                                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                       124,979
     Purchase of investments                                 (95,554)
     Advances made to drilling company                        (9,090)
     Repayment of advances by drilling company                63,000
     Investment in closely-held company                        7,500
                                                           ---------

     Net cash provided by investing activities                75,835
                                                           ---------
     Net increase in cash                                     70,465

Cash:
     Beginning (overdraft)                                   (52,040)
                                                           ---------

     Ending                                                $  18,425
                                                           =========

Cash:
     Cash - operating                                      $  41,758
     Cash - Money Market (overdraft)                         (23,333)
                                                           ---------

                                                           $  18,425
                                                           =========



See Notes to Financial Statements.

                                   EXHIBIT F-6

                           FAMILY HEALTH SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       Four Months Ended December 31, 1999

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

2.       CHANGE IN ACCOUNTING YEAR

         The Company has elected to change its accounting year from a fiscal year ending August 31 to a calendar year ending December 31. The change results in a short accounting year of four months ended December 31, 1999.

3.       OTHER RECEIVABLES

         The Company is currently advancing funds to a going concern involved in pumping water into otherwise non-productive or low production oil wells and extracting the raw crude oil. These advances are non-interest bearing with no stated method of repayment and are not evidenced by a note. Advances made during the four months ended December 31, 1999 $2,800. Repayments of advances in the amount of $63,000 were made during the four months ended December 31, 1999.

         In addition, the Company made advances during the year ending August 31, 1999 in connection with a natural gas drilling operation in West Virginia. The drilling operations are on acreage adjoining a producing natural gas field. Advances made to the Company during the four months ended December 31, 1999 aggregated $2,090. No repayments have been received.

         Advances were also made to a formerly dormant corporation during the four months ended December 31, 1999. This advance is not evidenced by a note and bears no rate of interest or method of repayment. The amount advanced during the four months ended December 31, 1999 aggregated $5,000.

         Additionally, advances of $2,000 were made to another going concern in the oil and gas industry.

4.       INVESTMENTS

         The Company investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded in the equity section of the balance sheet. There were no unrealized holding gains or losses at December 31, 1999 due to all unrealized losses being realized in the write-down to cost.

         At December 31, 1999, investments were written down to their estimated realizable values, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary.


         Investments in securities are summarized below:

                                              Unrealized   Unrealized    Fair
                  Description                    Gain         Loss       Value
                  -----------                 ----------   ----------   ------

         December 31, 1999:
            Available-for-sale securities:
              Common Stock                    $    --      $    --      $99,074
                                              -------      -------      -------
5.       INCOME TAXES

         As of December 31, 1999, FHS has net operating loss carryforwards of approximately $1,833,707, which expire under current law from 2000 through 2013. FHS also has investment tax credit carryforwards expiring in 2000.

6.       DEFERRED INCOME TAXES

         Temporary differences giving rise to the deferred tax accounts consist primarily of the net operating loss carryforwards, capital loss carryforwards and investment tax credit carryforwards.

         The deferred tax benefit and deferred tax liability comprised the following at December 31, 1999:

                                                           December 31,
                                                               1999
                                                           ------------
             Deferred tax benefit:
               Net operating loss carryforwards             $ 579,848
               Capital loss carryforwards                      17,070
               Investment tax credit carryforwards             11,190

               Value allowance                               (608,108)
                                                            ---------
               Net deferred tax benefit                     $      --
                                                            =========

         The change in valuation allowance for the four months ended December 31, 1999 aggregated $201,895 largely due to expiration of tax carryforwards.

7.       RELATED PARTY TRANSACTIONS

         The president and majority stockholder are reimbursed for travel expenses as incurred in the ordinary course of business.

8.       EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share.


                                                            December 31,
                                                                1999
                                                            ------------
              Income (loss) available to common
                stockholder                                 $  (57,505)

              Weighted average number of common
                shares used in basic EPS                     2,006,757
                                                            ----------
              Earnings per common share                     $  (0.0287)
                                                            ==========

9.       CONCENTRATIONS OF CREDIT RISK

         The Company has outstanding accounts receivable from companies in oil and gas exploration industry which are considered speculative industries. Therefore, the Company has an industry concentration of credit risk in the oil and gas industry.

10.      PRIOR PERIOD ADJUSTMENT

         The Company discovered during a review of old records a liability determined to be valid which had been written off in a prior year. The liability was re-established through a prior period adjustment charged to retained earnings at August 31, 1998. The amount of the liability was $25,000 and has been settled subsequent to December 31, 1999 through the issuance of 18,000 shares of common stock and a cash payment of $5,000.

11.      SUBSEQUENT EVENT

         Subsequent to December 31, 1999, the Company sustained losses in the stock market from options purchased due to a devaluation of technologies stocks within the stock market. The losses aggregated $160,797 at March 31, 2000 and reduced the value of marketable securities to $23,578. Management for the Company represents the value of their remaining portfolio is expected to increase to recover these losses.

12.      CONTINGENCY

         As disclosed in Note 1, the Company has been inactive in its operating business since 1987. As a result, several Forms 10-K and 10-Q have not been filed. The Company has since filed a notification of late filing with the Securities and Exchange Commission for reports 10-K and 10-Q due to be filed for the period August 31, 1997 to December 31, 1999 and is currently filing all late filings. Any liability resulting from the late filing is undetermined and is not reflected in these financial statements.