Form 10-Q
period 2000-03-31
FAMILY HEALTH SYSTEMS INC
filed 2000-06-30
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2000

Commission File Number:  0-11419

Family Health Systems, Inc.
-----------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                             22-2435595
-------------------------------      -------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

Post Office Box 21238, St. Simons Island, Georgia    31522-0738
-------------------------------------------------    ---------------------------
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

         YES [ ]                               NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.


                  CLASS                        No. of shares Outstanding on
                                               March 31, 2000
         Common Stock                               2,024,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)

ASSETS
         Cash                                                         $    28,114
         Marketable securities                                             13,607
                                                                      -----------
                           Total current assets                            41,721
                                                                      -----------
         Other receivables                                                 66,512
                                                                      -----------
         Investment in closely-held company                                24,375
                                                                      -----------
                  Total Assets                                        $   132,608
                                                                      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


         Cash (Overdraft) - Investment margin account                 $    14,463
         Accounts payable                                                  13,900
                                                                      -----------
                                                                           28,363
                                                                      -----------
         Common Stock                                                       3,381
         Paid in capital                                                2,693,675
         Retained earnings (deficit)                                   (2,592,811)
                                                                      -----------
                                                                          104,245
                                                                      -----------
                Total Liabilities and stockholder's equity (deficit)  $   132,608
                                                                      ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                        Three Months Ended March 31, 2000
                                   (Unaudited)


Revenues                                                              $       Nil
                                                                      -----------

Expenses
     Interest                                                                 410
     Miscellaneous                                                             700
     Postage                                                                   33
     Professional Fees                                                      3,000
     Telephone                                                                 60
     Travel                                                                   454
                                                                      -----------

                                                                            4,657
                                                                      -----------
Other income (expense)
     Capital gains (losses) on available-for-sale securities              (76,319)
     Interest and dividends                                                   133
     Miscellaneous income                                                   1,602
                                                                      -----------

     Net Income (loss)                                                    (79,241)

Retained earnings (deficit), beginning                                 (2,513,570)
                                                                      -----------

Retained earnings (deficit), ending                                   $(2,592,811)
                                                                      ===========


See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                      For Three Months Ended March 31, 2000
                                   (Unaudited)
================================================================================


                                                                    For the three
                                                                     months ended
                                                                    March 31, 2000
                                                                    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                                $ (79,240)
     Adjustments to reconcile net income (loss) to
         (Gain) loss on sale of investments                              76,319
     Change in working capital components
         (Increase) decrease in other receivables                        (6,000)
                                                                      ---------
         Net cash (used in) operating activities                      $  (8,921)
                                                                      =========

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                                  229,934
     Purchase of investments                                           (234,657)
     Transfer to operating cash                                           8,871
     Transfer from operating cash                                            --
                                                                      ---------

     Net cash provided by investing activities                            4,148
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payment on Notes payable                                   5,000
                                                                      ---------
     Net cash used in financing activities                                5,000
                                                                      ---------

     Net increase in cash and cash equivalents                           (4,773)

Cash and cash equivalents
     Beginning                                                           18,424

     Ending                                                           $  13,651
                                                                      =========

Cash and cash equivalents:
     Operating cash                                                   $  28,114
     Cash (overdraft) - Investment margin account                       (14,463)
                                                                      =========
                                                                      $  13,651
                                                                      =========

See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the first quarter of the fiscal year 2000 have been included. Operating results for the quarter ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Item 3.  Legal Proceedings
                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
                           NONE

Item 5.  Other information:
                           NONE

Item 6.  Exhibits and Reports on Form 8-K:
                  Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           FAMILY HEALTH SYSTEMS, INC.

May 15, 2000                                 /s/ William  S. Bryant
                                           -------------------------------------
                                           William S. Bryant, President
                                           Chief Financial Officer