Form 10-Q
period 2000-06-30
FAMILY HEALTH SYSTEMS INC
filed 2000-08-31
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2000

Commission File Number:  0-11419

Family Health Systems, Inc.
--------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

Delaware                                             22-2435595
------------------------------------------------     --------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification No.)
         organization)

Post Office Box 21238, St. Simons Island, Georgia    31522-0738
-------------------------------------------------    --------------------------------------
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

         YES                                      NO  X
             ---                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

              CLASS                         No. of shares Outstanding on
                                            March 31, 2000

         Common Stock                              3,024,757
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

ASSETS

      Cash                                                                 $     1,935
      Marketable securities                                                     10,808
                                                                           -----------
                     Total current assets                                       12,743
                                                                           -----------

      Other receivables                                                         71,512
                                                                           -----------

      Investment in closely-held company                                        34,745
                                                                           -----------

             Total assets                                                  $   119,000
                                                                           ===========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)



      Cash (Overdraft) - Investment margin account                         $     8,505
      Accounts payable                                                          10,881
      Advance payable - E. Carman                                                8,000
                                                                           -----------
                                                                                27,386

      Common Stock                                                               5,051
      Paid in capital                                                        2,702,005
      Retained earnings (deficit)                                           (2,615,442)
                                                                           -----------
                                                                                91,614

             Total liabilities and stockholder's equity (deficit)          $   119,000
                                                                           ===========






See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                               STATEMENT OF INCOME
                         Six Months Ended June 30, 2000
                                   (Unaudited)


Revenues                                                            $       Nil
                                                                    -----------

Expenses
   Auto expense                                                           1,374
   Salaries and compensation                                             10,000
   Miscellaneous                                                          1,032
   Office Supplies                                                          176
   Postage                                                                  246
   Professional fees                                                     11,886
   Publications                                                           4,061
   Telephone                                                                100
   Travel                                                                 1,162
                                                                    -----------

                                                                         30,037

Other income (expense)
   Capital gains (losses) on available-for-sale securities              (72,905)
   Interest and dividends                                                   133
   Miscellaneous income                                                   1.602
   Interest expense                                                        (665)
                                                                    -----------

   Net Income (loss)                                                   (101,872)

Retained earnings (deficit), beginning                               (2,513,570)
                                                                    -----------

Retained earnings (deficit), ending                                 $(2,615,442)
                                                                    ===========






See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                  STATEMENT OF STOCKHOLDERS' EARNINGS (DEFICIT)
                         Six months Ended June 30, 2000

                                                                          Additional          Retained
                                                         Common             Paid-in           Earnings
                                                         Stock              Capital           (Deficit)            Total
                                                         -----              -------           ---------            -----

Balance, December 31, 1999
                                                            3,381          2,693,675          (2,513,570)          183,486

   Issuance of 1,000,000 shares of common stock             1,670              8,330                                10,000

   Net income (loss) for six months ended
     June 30, 2000                                             --                 --            (101,872)         (101,872)
                                                       ----------        -----------         -----------         ---------

Balance, June 30, 2000                                 $    5,051        $ 2,702,005         $(2,615,442)        $  91,614
                                                       ==========        ===========         ===========         =========







See Notes to Interim Financial Statements.

                           FAMILY HEALTH SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)
================================================================================

                                                        June 30, 2000
                                                        -------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                    $(101,871)
     Adjustments to reconcile net income (loss) to
         (Gain) loss on sale of investments                  72,905
         Compensaton stock issued                            10,000
     Change in working capital components
         (Increase) decrease in other receivables            (6,000)
         Increase (decrease) in accounts payable             (3,019)
                                                          ---------
         Net cash (used in) operating activities          $ (27,985)
                                                          =========

  CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments                      236,148
     Purchase of investments                               (242,028)
     Transfer to operating cash                               8,871
                                                          ---------
     Net cash provided by investing activities                2,991
                                                          ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Advance received from an individual                      8,000
     Principal payment on Notes payable                      (5,000)
                                                          ---------
     Net cash used in financing activities                    3,000
                                                          ---------
     Net increase in cash and cash equivalents              (24,994)

  Cash and cash equivalents
     Beginning                                               18,424
                                                          ---------
     Ending                                               $  (6,570)
                                                          =========
  Cash and cash equivalents:
     Operating cash                                       $   1,935
     Cash (overdraft) - Investment margin account            (8,505)
                                                          =========
                                                          $  (6,570)
                                                          =========


See Notes to Interim Financial Statements

                           FAMILY HEALTH SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and wit the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the operating results for the second quarter of the fiscal year 2000 have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

         (D)      Issuance of common stock

                  The Company issued 1,000,000 shares of common stock to the majority stockholder and the President in recognition of previous services rendered to the Company. Management represents the value of the shares to be .01 per share. This valuation results in compensation recorded in the current period of $10,000 reflected in the accompanying interim financial statements. The par value of $1,670 and paid in capital over par of $8,330 has also been reflected in the accompanying financial statements.

         (E)      Letter of intent

                  The Company has received a letter of intent to purchase all of the outstanding common stock shares of the Company. As of the date of this filing, no purchase agreement has been executed. If not executed, the letter of intent will expire on September 5, 2000.

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

                                          FAMILY HEALTH SYSTEMS, INC.

August 29, 2000                           /s/ William  S. Bryant
                                          -----------------------------
                                          William S. Bryant, President
                                          Chief Financial Officer