Form 10-Q/A
period 2000-06-30
FAMILY HEALTH SYSTEMS INC
filed 2000-09-06
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

                                   FORM 10Q/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

              CLASS                         No. of shares Outstanding on
                                            March 31, 2000

         Common Stock                              3,051,857
         Par Value $.00167
         Per share

Item 6.  Exhibits and Reports on Form 8-K:
                  Exhibit 27 - Financial Data Schedule (for SEC use only)*

     *   Previously Filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          FAMILY HEALTH SYSTEMS, INC.

September 6, 2000                         /s/ William  S. Bryant
                                          -----------------------------
                                          William S. Bryant, President
                                          Chief Financial Officer