Form 10-Q
period 2000-09-30
ARMITEC INC
filed 2000-11-20
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2000

Commission File Number:  0-11419

Armitec, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)



Delaware                                           22-2435595
------------------------------------------------   -----------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


Post Office Box 21238, St. Simons Island, Georgia  31522-0738
-------------------------------------------------  -----------------------------
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

         YES [X]                                   NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

              CLASS                         No. of shares Outstanding on
                                            September 30, 2000

         Common Stock                              3,051,857
         Par Value $.00167
         Per share

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ARMITEC, INC.
                                  BALANCE SHEETS

                                                                           September 30,          December 31,
                                                                               2000                   1999
                                                                           -------------          ------------
                                                                            (Unaudited)            (Audited)
                                     ASSETS
CURRENT:
  Cash                                                                     $          0           $     41,758
  Marketable securities                                                               0                 99,074
                                                                           ------------           ------------
          TOTAL CURRENT ASSETS                                                        0                140,832

  Other receivables                                                                   0                 60,512
  Investment in closely-held company                                                  0                 24,375
                                                                           ------------           ------------
                                                                           $          0           $    225,719
                                                                           ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft - Investment margin account                               $          0           $     23,333
  Accounts payable                                                                    0                 13,900
  Advance payable - E. Carman                                                         0                 25,000
                                                                           ------------           ------------
          TOTAL CURRENT LIABILITIES                                                   0                 62,233
                                                                           ------------           ------------
STOCKHOLDERS' EQUITY:
  Common Stock                                                                    5,051                  3,351
  Paid in capital                                                             2,702,005              2,673,705
  Retained earnings (deficit)                                                (2,707,056)            (2,513,570)
                                                                           ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                                  0                163,486
                                                                           ------------           ------------
                                                                           $          0           $    225,719
                                                                           ============           ============

                             See accompanying notes.

                                  ARMITEC, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,       MAY 31,       SEPTEMBER 30,       MAY 31,
                                                          2000             1999             2000             1999
                                                      -------------     -----------     -------------     -----------
REVENUES                                               $        --      $        --      $        --      $        --
                                                       -----------      -----------      -----------      -----------

EXPENSES:
  Auto expense                                                  --               --            1,374              718
  Bank service charges                                          --               --               --               --
  Salaries and compensation                                     --               --           10,000               --
  Miscellaneous                                                 --              965            1,033            3,096
  Office Supplies                                              277               --              453              337
  Postage                                                       --              147              246              308
  Professional fees                                         13,360               --           25,246            1,000
  Publications                                                  --               42            4,061            4,928
  Stock transfer fees                                           --               --               --           (1,250)
  Telephone                                                     40               59              140              156
  Travel                                                       149               21            1,311            2,675
                                                       -----------      -----------      -----------      -----------
                                                            13,826            1,234           43,864           11,968
                                                       -----------      -----------      -----------      -----------
OPERATING INCOME (LOSS)                                    (13,826)          (1,234)         (43,864)         (11,968)

OTHER INCOME (EXPENSE)
  Capital gains (losses) on
    available-for-sale securities                           10,201               --          (62,704)          17,221
  Interest and dividends                                        --               --              133               --
  Miscellaneous income                                          --               --            1,603               --
  Interest expense                                             (61)              --             (726)              --
  Compensation to officers                                 (87,928)              --          (87,928)              --
                                                       -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                      $   (91,614)     $    (1,234)     $  (193,486)     $     5,253
                                                       ===========      ===========      ===========      ===========

AVERAGE NUMBER OF SHARES-BASIC                           3,029,175        2,006,757        2,467,518        2,006,757
AVERAGE NUMBER OF SHARES-DILUTED                         3,029,175        2,006,757        2,467,518        2,006,757

EARNINGS (LOSS) PER SHARE
  BASIC                                                $   (0.0302)     $   (0.0006)     $   (0.0784)     $    0.0026
  DILUTED                                              $   (0.0302)     $   (0.0006)     $   (0.0784      $    0.0026

                                 See accompanying notes.

                                  ARMITEC, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                           September 30,            May 31,
                                                                               2000                  1999
                                                                           ------------           ------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                 $   (193,486)          $      5,253
  Adjustments to reconcile net income (loss) to cash
   (used in) operating activities:
    (Gain) loss on sale of investments                                           83,106                (17,222)
  Cash provided by (used for):
     Compensation stock issued                                                   10,000                     --
     Transfer of net assets to officers                                          87,928                     --
    (Increase) decrease in trade receivables                                         --                   (125)
    (Increase) decrease in other receivables                                     (6,000)               (56,075)
    (Increase) decrease in note receivable                                           --                  9,155
     Increase (decrease) in accounts payable                                    (13,900)                    --
                                                                           ------------           ------------
  Cash (used in) operating activities                                           (32,352)               (59,014)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investments                                             326,919                695,101
  Purchase of investments                                                      (316,863)              (744,233)
  Transfer to operating cash                                                      8,871                100,750
  Transfer from operating cash                                                       --                (36,552)
                                                                           ------------           ------------
  Cash provided by investing activities                                          18,927                 15,066
                                                                           ------------           ------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Advance received from an individual                                            68,000                     --
  Repayment of advance received from individual                                 (68,000)                    --
  Principal payment on notes payable                                             (5,000)                    --
                                                                           ------------           ------------
  Cash (used in) financing activities                                            (5,000)                    --
                                                                           ------------           ------------
Net increase (decrease) in cash and cash equivalents                            (18,425)               (43,948)
Cash and cash equivalents, beginning of period                                   18,425                 15,656
                                                                           ------------           ------------
Cash and cash equivalents, end of period                                   $         --           $    (28,292)
                                                                           ============           ============

                               See accompanying notes.

                                  ARMITEC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


1.       ORGANIZATION AND BASIS OF PRESENTATION

         On August 24, 2000, the majority of the shareholders of Registrant elected to change the name of Registrant from Family Health Systems, Inc. to Armitec, Inc. Additionally, on August 24, 2000, the majority of the shareholders of the Registrant elected to increase the authorized shares of Common Stock of the Registrant to fifty million (50,000,000). An amendment to Registrant's Certificate of Incorporation reflecting the name change and increase in the authorized shares of Capital Stock was filed with the Secretary of the State of Delaware on August 30, 2000.

         On September 8, 2000, Armitec received a new symbol from NASDAQ, which is AMTI. At this time, Armitec is currently in the process of having its stock relisted on the OTC Bulletin Board

         On September 15, 2000, the Board of Directors and the majority of the shareholders of Armitec, Inc. (Armitec) approved the terms of the purchase of Armitec.com, Inc. Those basic terms involve the issuance of Armitec Common Stock to the shareholders of Armitec.com in exchange for their shares of Armitec.com., so that after the issuance, the shareholders of Armitec.com will hold 45.68% of the outstanding shares of Armitec and the current shareholders of Armitec will retain 10.00% ownership. Additionally, 39.32% of the outstanding shares of Armitec will be reserved for use in a Private Offering of such shares in order to raise capital for Armitec. To the extent that such shares are not sold in a Private Placement, the Armitec.com shareholders may purchase such shares for a nominal amount. Additionally, 5.00% of the outstanding shares of Armitec will be reserved to hire consultants to assist Armitec after the acquisition.

         On September 15, 2000 Armitec executed a definitive Plan and Agreement to Exchange Stock (Plan) with Armitec.com. The closing date of the foregoing stock exchange is dependent upon the completion and satisfaction of required shareholder consents and notifications. As of November 17, 2000, these items have not been completed.

         In contemplation of this Plan, The Board of Directors and a majority of the shareholders approved a distribution of remaining net assets of the Company as of August 31, 2000 to Colonial Corporation, a company controlled by an officer of Armitec. The net assets were $87,928 and this transaction was recorded in the accompanying statement of operations as compensation expense for the quarter ended
         September 30, 2000. The company does not presently have any operations.

         In December 1999, the Board of Directors and a majority of the shareholders of Armitec, Inc. approved a change it the company's year end from August 31st to December 31st. The company has elected to include the comparable interim financial information required by the Securities and Exchange Commission based on the fiscal quarters from the year ended August 31, 1999.

         The information presented at September 30, 2000, and for the periods ended September 30, 2000 and May 31, 1999 is unaudited, however, in the opinion of management, includes all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Armitec for the periods presented. Historical results may not be indicative of the results to be expected in the future. Certain information in footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements, notes thereto and other information should be read in conjunction with the historical financial statements and related notes thereto contained in Armitec's Annual Report on Form 10-K for the four months ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and results of operation

         (A)      General Development of Business.

                  Armitec, Inc. (Armitec or The Registrant) a Delaware corporation, was incorporated on January 20, 1983. The Registrant was formed to provide comprehensive business services to physicians, dentists and professional corporations operating full service dental centers and emergency/industrial medical centers. Armitec found this activity to be unprofitable and it exited the business service activity in fiscal year 1987 and became engaged in the formation, registration, distribution and sale of developmental stage companies. Armitec has no activities at this time.


         (B)      Description of business:

                  The Registrant is currently inactive.

         (C)      Market risk and Investment Risk:

                  Presently, the Company has no assets or liabilities.

Item 3.  Legal Proceedings
                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders:
                           NONE

Item 5.  Other information:
                           NONE

Item 6.  Exhibits and Reports on Form 8-K:
                  Exhibit 27 - Financial Data Schedule (for SEC use only)

                  Armitec filed a current report on Form 8-K, as amended, on November 20, 2000, with the Securities and Exchange Commission on September 22, 2000 for the purposes of reporting a change in the name of the Registrant, an increase in authorized shares of the Company's common stock and the signing of an agreement to acquire the stock of Armitec.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        ARMITEC, INC.



November 20, 2000                       /s/ William  S. Bryant
                                        ----------------------------------------
                                        William S. Bryant, President
                                        Chief Financial Officer