Form 10KSB/A
period 1999-12-31
ARMITEC INC
filed 2000-11-27
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C 20459

     -----------------------------------------------------------------------

                                  FORM 10-KSB/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the four months ended: December 31, 1999

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

         Explanatory Note.

This Report on Form 10-KSB/A amends the disclosure contained in the Annual Report on Form 10-K for the period ended December 31, 1999, filed by Armitec, Inc. with the Securities and Exchange Commission on June 30, 2000. Armitec, Inc. meets the requirements under Item 10(a) of Regulation S-B to enter and file under the Small Business Disclosure System.

Part I

Item 1.  Description of Business

         (A)      General.

                  Armitec, Inc. (Armitec or REGISTRANT), a Delaware corporation, was incorporated on January 20, 1983. The Registrant was formed to provide comprehensive business services to physicians, dentists and professional corporations operating full service dental centers and emergency/industrial medical centers. Armitec found this activity to be unprofitable and it exited the business service activity in fiscal year 1987 and became engaged in the formation, registration, distribution and sale of developmental stage companies. Armitec has no activities at this time.

         (B)      Business of Issuer:

                  The Registrant is currently inactive, and is seeking a merger or business combination for itself.

         (C)      Employees

                  The Company has only one employee, William S. Bryant, who is the President, Chief Executive Officer and Treasurer of the Company.

Item 2.  Properties

                  NONE

Item 3.  Legal Proceedings

                  The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item 4.  Submission of Matters to a Vote of Security Holders:

                  Not Applicable.

Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      Market information:

                  The Registrant's common stock trades in the over-the-counter market. The Registrant's common stock was listed on the NASDAQ National Market System, under the symbol FHSI until November 26, 1986, at which time such listing was suspended because Armitec's assets and net worth fell below the minimum required levels. Armitec was reinstated on NASDAQ on April 2, 1987, but was again suspended on February 12, 1988 when its assets and net worth fell below the NASDAQ minimum requirements. There has not been any trading of Armitec common stock on any listed exchange during calendar years 1995, 1996, 1997, 1998 and 1999.

         (B)      HOLDERS:

                  As of December 31, 1999, the approximate number of holders of record of the Registrant's common stock was 568. In addition to those who hold shares in their individual names, it is reported to Registrant that there are 267 holder's in "street names" for a total of 835 shareholders.

         (C)      DIVIDENDS:

                  Cash dividends have not been paid by the Registrant since it was formed; however, Registrant has during past fiscal years paid stock dividends in its wholly-owned subsidiaries from 1987-1988.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Armitec's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of Armitec appearing under Item 7 of this Report.

         (a) Results of Operations

                  The discontinuance in 1988 of the professional administrative marketing business decreased revenues; however, it also decreased liabilities and the risk of potential liabilities. The only income presently is gains and losses from sales of stock in the marketplace. Losses from sales of stocks for the four months ending December 31, 1999 aggregated $(37,547). For the years ended August 31, 1999 and 1998, the Company recognized gains on the sale of securities of $75,596 and losses of $(26,808), respectively.

         (b) Financial Condition, Liquidity and Capital Resources.

                  Management does not expect that the condition of Armitec can be improved unless it can form a business relationship between it and another going concern.

Item 7.  FINANCIAL STATEMENTS:

         The following data, insofar as it relates to the period September 1, 1997 to December 31, 1999 has been derived from annual financial statements, including the balance sheets at December 31, 1999, August 31, 1999 and 1998 and the related statements of operations and cash flows for four months ended December 31, 1999 and the years ended August 31, 1999 and 1998 and notes thereto appearing elsewhere herein. This financial data should be read in conjunction with the financial statements of the Company and the related notes thereto attached to this Annual Report.

                                            Four months ended     Year ended August 31,
                                               December 31,     -------------------------
                                                   1999            1999            1998
                                               -----------      ---------        --------
         Operating revenues                     $    Nil        $    Nil         $    Nil

         Net income (loss)                      $(57,505)       $ 60,821         $(57,333)

         Net income (loss) per share            $(0.0287)       $ 0.0303         $(0.0286)




                                                                      August 31,
                                              December 31,     -------------------------
                                                  1999           1999             1998
                                              -----------      --------         --------
         Current assets                        $140,832        $169,451         $165,488

         Working Capital                       $ 78,599        $ 34,665         $163,495

         Total Assets                          $225,719        $300,749         $187,163

         Stockholders' equity                  $163,486        $220,991         $160,170


         The following documents are filed as part of this report:

         (1) Report of Independent Certified Public Accountants                    F-1
         (2) Financial statements:
              Balance Sheets as of December 31, 1999, August 31, 1999 and 1998     F-2
              Statements of operations for the four months ended December
                31, 1999, and years ended August 31, 1999 and 1998                 F-3
              Statements of Stockholders' Equity for four months ended
                December 31, 1999, and years ended August 31, 1999 and 1998        F-4
              Statements of cash flows for the four months ended December 31,
                1999, and years ended August 31, 1999 and 1998                     F-5
              Notes to Financial Statements                                        F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

Item 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS

                       NONE

Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of December 31, 1999. In the years prior to December 31, 1999, various officers, directors and control persons have failed to timely report under section 16(a) of the Exchange Act

--------------------------------------------------------------------------------
            NAME                      AGE                     POSITION
--------------------------------------------------------------------------------
William S. Bryant                      79           President, CEO, Treasurer,
                                                    and Director

--------------------------------------------------------------------------------
Donald C. Carman                       70           Director

--------------------------------------------------------------------------------

         William S. Bryant became a Director of the Company in 1988 and was elected President of the Company in 1991. He graduated from IAS in Chicago, Illinois, in 1948 with a B.A. in accounting and has served in various positions in the public and private sector.

         Donald C. Carman became a Director and was elected President, Treasurer and Chief Executive Officer of the Company in 1985. He served as President and Chief Executive Officer until 1991, when he was replaced by William S. Bryant. He graduated from West Liberty College in 1952 with a degree in Pre-Law and from West Virginia College of Law in 1954 with a J.D. He is a former Tax Commissioner of West Virginia and is an attorney and entrepreneur. He was President of White Ash Mining Corp. and has served in various executive positions.

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

Item 10. EXECUTIVE COMPENSATION

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $60,000 in the four months ended December 31, 1999 and the years ended August 31, 1999 and 1998, and the actual cash compensation of all officers and directors of the Registrant as a group for said fiscal year.

                  Officer or Director                                  NONE
                  All Officers or Directors as a group                 NONE

         Compensation of Directors:

         During the Registrant's fiscal year ended December 31, 1987, the Registrant passed a resolution that all officers and directors who attended meetings of the Board of Directors or Shareholders and who were not on other salary with Armitec, would receive restricted shares of stock of Armitec, equal to $500 per day. The number of shares to be determined by the bid price of the stock on the meeting date. Directors were not paid any stock under the foregoing resolution during the previous fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of December 31, 1999. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.

                                                   SHARES BENEFICIALLY OWNED
                                                    AS OF DECEMBER 31, 1999

NAME AND ADDRESS                                 NUMBER                PERCENT
William S. Bryant, President                      30,000                  1.5

E.L. Carman                                      907,875                 45.1
110 St. Andrews
St. Simons Island, Georgia  31522

Donald C. Carman                                 204,000                 10.3


Changes in Control:

         Registrant is not aware of any arrangement which may result in a change of control of Registrant at present.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Certain Business Relationships.

During the four months ended December 31, 1999, the Company advanced $5,000 to Colonial Corporation, a company owned 100% by Donald C. Carmen.

         Indebtedness of Management

                                    NONE

Item 13. OTHER

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date 11/27/00                        /s/ WILLIAM S. BRYANT
                                         --------------------------------------
                                         WILLIAM S. BRYANT, Director,
                                         Chairman of the Board, President,
                                         Chief Executive Officer,
                                         Chief Financial and Accounting Officer
                                         Treasurer

                                    EXHIBITS


                              FINANCIAL INFORMATION







                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Armitec, Inc.
St. Simons Island, Georgia

We have audited the accompanying balance sheets of Armitec, Inc. (formerly Family Health Systems, Inc.) as of December 31, 1999 and August 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the four months ended December 31, 1999 and the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armitec, Inc. (formerly Family Health Systems, Inc.) as of December 31, 1999 and August 31, 1999, and the results of its operations and its cash flows for the four months ended December 31, 1999 and years ended August 31, 1999 and 1998 in conformity with generally accepted accounting principles.




MOORE STEPHENS TILLER LLC

Brunswick, Georgia
May 23, 2000

                                  ARMITEC,INC.
                      (FORMERLY FAMILY HEALTH SYSTEMS,INC.)

                                 BALANCE SHEETS

                                                                              DECEMBER 31,    AUGUST 31,
                                                                                 1999            1999
                                                                              -----------    -----------
                                     ASSETS

CURRENT:
  Cash                                                                        $    41,758    $     2,718
  Accounts receivable                                                                  --            688
  Marketable securities (Note 5)                                                   99,074        166,045
                                                                              -----------    -----------
         TOTAL CURRENT ASSETS                                                     140,832        169,451

Other receivables (Note 3)                                                         60,512        114,423
Investment in closely-held company, at cost (Note 5)                               24,375         16,875
                                                                              -----------    -----------
                                                                              $   225,719    $   300,749
                                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft - Investment margin account                                  $    23,333    $    54,758
  Accounts payable                                                                 13,900             --
  Amount payable to an individual (Note 8)                                         25,000         25,000
                                                                              -----------    -----------
         TOTAL CURRENT LIABILITIES                                                 62,233         79,758
                                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock; no par value; 25,000,000 share authorized; 3,161,702 shares issued; 2,006,757 and 2,006,757 shares
    outstanding                                                                     3,351          3,351
  Paid in capital                                                               2,673,705      2,673,705
  Deficit                                                                      (2,513,570)    (2,456,065)
                                                                              -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                               163,486        220,991
                                                                              -----------    -----------
                                                                              $   225,719    $   300,749
                                                                              ===========    ===========






                       See Notes to Financial Statements.

                                  ARMITEC,INC.
                      (FORMERLY FAMILY HEALTH SYSTEMS,INC.)

                            STATEMENTS OF OPERATIONS

                                          FOUR MONTHS
                                             ENDED        YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,    AUGUST 31,     AUGUST 31,
                                             1999           1999           1998
                                          -----------    -----------    -----------
REVENUES                                  $        --    $        --    $        --
                                          -----------    -----------    -----------
EXPENSES:
  Bad debt expense                                 --             --         18,100
  Professional fees                            17,900          3,000          1,968
  Other administrative                          2,058         11,775          6,740
                                          -----------    -----------    -----------
                                               19,958         14,775         26,808
                                          -----------    -----------    -----------
OPERATING INCOME (LOSS)                       (19,958)       (14,775)       (26,808)

OTHER INCOME (EXPENSE)
  Dividends                                        --             --            826
  Gains (losses) on sales of securities       (37,547)        75,596        (31,351)
                                          -----------    -----------    -----------
NET INCOME (LOSS)                         $   (57,505)   $    60,821    $   (57,333)
                                          ===========    ===========    ===========
Net income (loss) per share:
    Basic and diluted                     $     (0.03)   $      0.03    $     (0.03)
                                          ===========    ===========    ===========
Weighted average shares outstanding         2,006,757      2,006,757      2,006,757
                                          ===========    ===========    ===========





                       See Notes to Financial Statements.

                                  ARMITEC,INC.
                      (FORMERLY FAMILY HEALTH SYSTEMS,INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Common Stock      Additional
                                                     ------------------     Paid-In
                                                      Shares     Amount    Capital      (Deficit)        Total
                                                     ---------   ------   ----------   -----------    ---------
Balance, August 31, 1997 as previously reported      2,006,757   $3,351   $2,673,705   $(2,434,553)   $ 242,503

  Adjustment applicable to re-establishment of
     note payable for liability written off                 --       --           --       (25,000)     (25,000)
                                                     ---------   ------   ----------   -----------    ---------
Balance, August 31, 1997, as restated                2,006,757    3,351    2,673,705    (2,459,553)     217,503

  Net loss for year ended August 31, 1998                   --       --           --       (57,333)     (57,333)
                                                     ---------   ------   ----------   -----------    ---------
Balance, August 31, 1998                             2,006,757    3,351    2,673,705    (2,516,886)     160,170

  Net income for year ended August 31, 1999                 --       --           --        60,821       60,821
                                                     ---------   ------   ----------   -----------    ---------
Balance, August 31, 1999                             2,006,757    3,351    2,673,705    (2,456,065)     220,991

  Net loss for four months ended December 31, 1999          --       --           --       (57,505)     (57,505)
                                                     ---------   ------   ----------   -----------    ---------
Balance, December 31, 1999                           2,006,757   $3,351   $2,673,705   $(2,513,570)   $ 163,486
                                                     =========   ======   ==========   ===========    =========






                       See Notes to Financial Statements.

                                 ARMITEC,INC.
                      (FORMERLY FAMILY HEALTH SYSTEMS,INC.)

                            STATEMENTS OF CASH FLOWS

                                                      FOUR MONTHS
                                                         ENDED     YEAR ENDED    YEAR ENDED
                                                      DECEMBER 31,  AUGUST 31,    AUGUST 31,
                                                         1999         1999           1998
                                                       ---------    ---------    -----------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                    $ (57,505)   $  60,821    $   (57,333)
  Adjustments to reconcile net income (loss) to
    cash (used in) operating activities
      (Gain) loss on sale of investments                  37,547      (75,596)        31,351
  Cash provided by (used for):
       Increase (decrease) in accounts payable            13,900           --        (17,550)
      (Increase) decrease in trade receivables               688         (688)         6,500
                                                       ---------    ---------    -----------
  Cash (used in) operating activities                     (5,370)     (15,463)       (37,032)
                                                       ---------    ---------    -----------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investments                      124,979      514,325      1,346,849
  Purchase of investments                                (95,554)    (491,090)    (1,371,082)
  Advances (repayments) on investment margin account     (31,425)      52,765          1,993
  Advances made to drilling company                       (9,090)    (134,373)        (4,800)
  Repayment of advances by drilling company               63,000       24,750             --
  Advances on notes receivable                                --           --        (40,079)
  Repayment of note receivable                                --       34,155          5,924
  Investment in closely-held company                      (7,500)          --        (16,875)
                                                       ---------    ---------    -----------
  Cash (used in) provided by investing activities         44,410          532        (78,070)
                                                       ---------    ---------    -----------
Net increase (decrease) in cash and cash equivalents      39,040      (14,931)      (115,102)
Cash, beginning of period                                  2,718       17,649        132,751
                                                       ---------    ---------    -----------
Cash, end of period                                    $  41,758    $   2,718    $    17,649
                                                       =========    =========    ===========




                       See Notes to Financial Statements.

                                  ARMITEC,INC.
                      (FORMERLY FAMILY HEALTH SYSTEMS,INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Armitec, Inc. (Company) was organized to provide comprehensive administrative, marketing and consulting services to group dental and medical practices and began operations on May 1, 1983. Effective in October 1987, all administrative and marketing agreements had been terminated and the Corporation has been inactive since that time.

         BASIS OF ACCOUNTING - The Company's policy is to prepare its financial statements on the accrual basis of accounting.

         NET INCOME (LOSS) PER SHARE - Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the applicable period. The Company does not have any stock option plans. There are no outstanding warrants or options and therefore no potential dilution to earnings per share for the periods presented.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments with initial maturity dates of no more than three months.

         ESTIMATES - The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions regarding certain types of assets, liabilities revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       CHANGE IN ACCOUNTING YEAR

         The Company has elected to change its accounting year from a fiscal year ending August 31 to a calendar year ending December 31. The change results in a short accounting year of four months ended December 31, 1999.

3.       OTHER RECEIVABLES

         During 1999, the Company advanced funds to an entity involved in pumping water into otherwise non-productive or low production oil wells and extracting the raw crude oil. These advances are non-interest bearing with no stated method of repayment and are not evidenced by a note. Advances made during the four months ended December 31, 1999 and the year ended August 31, 1999 aggregated $2,800 and $112,323, respectively. Repayments of advances in the amount of $63,000 and $24,750 were made during the four months ended December 31, 1999 and the year ended August 31, 1999, respectively. At December 31, 1999 and August 31, 1999 the balance advanced was $29,372 and $92,372, respectively.

         In addition, the Company made advances during the year ending August 31, 1999 in connection with a natural gas drilling operation in West Virginia. The drilling operations are on acreage adjoining a producing natural gas field. Advances made by the Company during the four months ended December 31, 1999 was $2,090. No repayments have been received. At December 31, 1999 and August 31, 1999 the balance advanced was $24,140 and $22,049, respectively.

         Advances were also made to a formerly dormant corporation during the four months ended December 31, 1999. This advance is not evidenced by a note and bears no rate of interest or method of repayment. The amount advanced during the four months ended December 31, 1999 aggregated $5,000. At December 31, 1999 the balance advanced was $5,000.

         Additionally, advances of $2,000 were made to another going concern in the oil and gas industry. At December 31, 1999 the balance advanced was $2,000.

4.       NOTES RECEIVABLE

         An advance was made to the majority stockholder of the Company during 1998. This advance was evidenced by a note receivable in the amount of $15,079. The balance outstanding at August 31, 1998 was $9,155. This note was repaid during the year ended August 31, 1999.

5.       INVESTMENTS

         The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. Available for sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded in the equity section of the balance sheet. There were no unrealized holding gains or losses at December 31, 1999 or August 31, 1999 due to all unrealized losses being realized in the write-down to cost.

         At December 31, 1999 and August 31, 1999 investments were written down to their estimated realizable values, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

         Investments in securities are summarized below:

                                              Unrealized   Unrealized    Fair
                  Description                    Gain         Loss       Value
                  -----------                 ----------   ----------   ------
         December 31, 1999:
            Available-for-sale securities:
              Common Stock                    $    --      $    --      $ 99,074
                                              -------      -------      --------
         August 31, 1999:
            Available-for-sale securities:
              Common Stock                    $    --      $    --      $166,045
                                              -------      -------      --------

         During the year ended August 31, 1999 and the four months ended December 31, 1999, the Company invested $16,875 and $7,500, respectively in a closely-held corporation. This corporation is involved in the waste management industry. The minority interest in this investment of $24,375 is carried at cost and management of the Company believes that the carrying value is recoverable.

6.       INCOME TAXES

         As of December 31, 1999, the Company has net operating loss carryforwards of approximately $1,350,000 which expire under current law from 2000 through 2013. These net operating losses expire as follows: $1,236,000 in 2001; $61,000 in 2002; and $53,000 thereafter.

         Temporary differences giving rise to the deferred tax accounts consist primarily of the net operating loss carryforwards, capital loss carryforwards and investment tax credit carryforwards.

         The deferred tax benefit and deferred tax liability comprised the following at December 31, 1999 and August 31, 1999:

                                                  December 31,   August 31,
                                                     1999           1999
                                                   ---------      ---------
         Deferred tax benefit:
           Net operating loss carryforwards        $ 579,848      $ 783,367
           Capital loss carryforwards                 17,070          4,304
           Write down of marketable securities            --             --
           Investment tax credit carryforwards        11,190         22,332
           Value allowance                          (608,108)      (810,003)
                                                   ---------      ---------
           Net deferred tax benefit                $      --      $      --
                                                   =========      =========

         The change in valuation allowance for the four months ended December 31, 1999 aggregated $201,895 largely due to expiration of tax carryforwards.

         During the year ended August 31, 1999, the company had taxable income of approximately $61,000. The income tax expense attributable to this income was approximately $12,200. The company offset this expense by utilizing $61,000 of its net operating loss carryforward and recognizing a $12,200 income tax benefit.

7.       CONCENTRATIONS OF CREDIT RISK

         The Company has outstanding receivables from companies in oil and gas exploration industry which are considered speculative industries. Therefore, the Company has an industry concentration of credit risk in the oil and gas industry. At December 31, 1999 the company considers these receivables to be valued at recoverable value and no valuation allowance is necessary.

8.       PRIOR PERIOD ADJUSTMENT

         The Company discovered during a review of old records a liability determined to be valid which had been written off in a prior year. The liability was re-established through a prior period adjustment charged to retained earnings at August 31, 1997. The amount of the liability was $25,000 and has been settled subsequent to December 31, 1999 through the issuance of 18,000 shares of the Company's common stock and a cash payment of $5,000.

9.       SUBSEQUENT EVENT

         During the first quarter of 2000, the company invested in certain traded options and realized a loss of approximately $161,000 as the options expired in March 2000.

10.      CONTINGENCY

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