Form 10QSB/A
period 2000-09-30
ARMITEC INC
filed 2000-12-04
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                  FORM 10-QSB/A

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
         Par Value $.00167
         Per share

Explanatory Note.

On November 27, 2000, Armitec, Inc. filed an amendment on Form 10-KSB/A to its Annual Report for the period ended December 31, 1999, and entered and filed under the Small Business Disclosure System. This Report on Form 10-QSB/A amends the disclosure contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed by Armitec, Inc. with the United States Securities and Exchange Commission on November 20, 2000.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ARMITEC, INC.
                                 BALANCE SHEETS



                                                                              September 30,             December 31,
                                                                                  2000                      1999
                                                                              -------------             ------------
                                                                              (Unaudited)                 (Audited)
                                     ASSETS
CURRENT:
  Cash                                                                        $         0                $    41,758
  Marketable securities                                                                 0                     99,074
                                                                              -----------                -----------
          TOTAL CURRENT ASSETS                                                          0                    140,832

  Other receivables                                                                     0                     60,512
  Investment in closely-held company                                                    0                     24,375
                                                                              -----------                -----------
                                                                              $         0                $   225,719
                                                                              ===========                ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft - Investment margin account                                  $         0                $    23,333
  Accounts payable                                                                      0                     13,900
  Advance payable - E. Carman                                                           0                     25,000
                                                                              -----------                -----------
          TOTAL CURRENT LIABILITIES                                                     0                     62,233
                                                                              -----------                -----------
STOCKHOLDERS' EQUITY:
  Common Stock                                                                      5,051                      3,351
  Paid in capital                                                               2,702,005                  2,673,705
  Retained earnings (deficit)                                                  (2,707,056)                (2,513,570)
                                                                              -----------                -----------
          TOTAL STOCKHOLDERS' EQUITY                                                    0                    163,486
                                                                              -----------                -----------
                                                                              $         0                $   225,719
                                                                              ===========                ===========



                             See accompanying notes.

                                  ARMITEC, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,           MAY 31,             SEPTEMBER 30,           MAY 31,
                                                       2000                  1999                  2000                  1999
                                                    -----------           -----------           -----------           -----------
REVENUES                                            $        --           $        --           $        --           $        --
                                                    -----------           -----------           -----------           -----------

EXPENSES:
  Salaries and compensation                                  --                    --                10,000                    --
  Professional fees                                      13,360                    --                25,246                 1,000
  Other administrative                                      466                 1,234                 8,618                10,968
                                                    -----------           -----------           -----------           -----------
                                                         13,826                 1,234                43,864                11,968
                                                    -----------           -----------           -----------           -----------
OPERATING INCOME (LOSS)                                 (13,826)               (1,234)              (43,864)              (11,968)

OTHER INCOME (EXPENSE)
  Gains (losses) on sales
    of securities                                        10,201                    --               (62,704)               17,221
  Interest and dividends                                     --                    --                   133                    --
  Miscellaneous income                                       --                    --                 1,603                    --
  Interest expense                                          (61)                   --                  (726)                   --
  Consulting fee to Colonial
    Corporation                                         (87,928)                   --               (87,928)                   --
                                                    -----------           -----------           -----------           -----------
NET INCOME (LOSS)                                   $   (91,614)          $    (1,234)          $  (193,486)          $     5,253
                                                    ===========           ===========           ===========           ===========

AVERAGE NUMBER OF SHARES-BASIC                        3,029,175             2,006,757             2,467,518             2,006,757
AVERAGE NUMBER OF SHARES-DILUTED 3,029,175            2,006,757             2,467,518             2,006,757

EARNINGS (LOSS) PER SHARE
  BASIC                                             $   (0.0302)          $   (0.0006)          $   (0.0784)          $    0.0026
  DILUTED                                           $   (0.0302)          $   (0.0006)          $   (0.0784)          $    0.0026



                             See accompanying notes.

                                  ARMITEC, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                       September 30,                    May 31,
                                                                           2000                           1999
                                                                       ------------                   ------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                              $(193,486)                    $   5,253
  Adjustments to reconcile net income (loss) to cash
   (used in) operating activities:
    (Gain) loss on sale of investments                                     83,106                       (17,222)
  Cash provided by (used for):
     Compensation stock issued                                             10,000                            --
     Transfer of net assets to Colonial Corporation                        87,928                            --
    (Increase) decrease in trade receivables                                   --                          (125)
    (Increase) decrease in other receivables                               (6,000)                      (56,075)
    (Increase) decrease in note receivable                                     --                         9,155
     Increase (decrease) in accounts payable                              (13,900)                           --
                                                                        ---------                     ---------
  Cash (used in) operating activities                                     (32,352)                      (59,014)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investments                                       326,919                       695,101
  Purchase of investments                                                (316,863)                     (744,233)
  Transfer to operating cash                                                8,871                       100,750
  Transfer from operating cash                                                 --                       (36,552)
                                                                        ---------                     ---------
  Cash provided by investing activities                                    18,927                        15,066
                                                                        ---------                     ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Advance received from an individual                                      68,000                            --
  Repayment of advance received from individual                           (68,000)                           --
  Principal payment on notes payable                                       (5,000)                           --
                                                                        ---------                     ---------
  Cash (used in) financing activities                                      (5,000)                           --
                                                                        ---------                     ---------
Net increase (decrease) in cash and cash equivalents                      (18,425)                      (43,948)
Cash and cash equivalents, beginning of period                             18,425                        15,656
                                                                        ---------                     ---------
Cash and cash equivalents, end of period                                $      --                     $ (28,292)
                                                                        =========                     =========


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

         In contemplation of this Plan, The Board of Directors and a majority of the shareholders approved a distribution of remaining net assets of the Company as of August 31, 2000 to Colonial Corporation, a company controlled by an officer of Armitec. The net assets were $87,928 and this transaction was recorded in the accompanying statement of operations as a consulting fee for the quarter ended September 30, 2000. The company does not presently have any operations.

         In December 1999, the Board of Directors and a majority of the shareholders of Armitec, Inc. approved a change in the company's year end from August 31st to December 31st. The company has elected to include the comparable interim financial information required by the Securities and Exchange Commission based on the fiscal quarters from the year ended August 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and results of operation

         Results of Operations.

         Armitec's operations consisted solely of portfolio management for the three and nine months ended September 30, 2000 and the three and nine months ended May 31, 1999. Losses related to Armitec's operations were $91,614 ($0.0302 per share) and $193,486 ($0.0784 per share), respectively during the 2000 periods presented compared to loss of $1,234 ($0.0006 per share) and income of $5,253 ($0.0026 per share) for the three and nine months ended May 31, 1999, respectively.

         Expenses during the three and nine months ended September 30, 2000 were $13,826 and $43,864, respectively, compared to $1,234 and $11,968 for the three and nine months ended May 31, 1999, respectively. The increase in expenses in 2000 are attributable to professional fees of $25,246 for the nine months ended September 30, 2000 incurred in filing of certain delinquent Form 10Qs and 10Ks for 1997, 1998, 1999 and 2000. Professional fees were not significant in the 1999 periods presented. Other significant expenses recorded in 2000 result from the issuance of 1,000,000 shares of the Company's common stock to certain officers for services. These shares were valued at $.01 or $10,000. This was a one time expense not incurred in the other periods presented.

         Other income (expense) for the three and nine months ended September 30, 2000 was $(77,788) and $(149,622), respectively. During the nine months ended May 31, 1999 other income (expense) was $17,221. There were no other income (expense) items during the three months ended May 31, 1999. During the 2000 periods presented, the company transferred the remaining net assets of $87,298 of the Company to Colonial Corporation as a consulting fee. During the three and nine months ended September 30, 2000 the result of trading activities for the portfolio was a gain of $10,201, and a loss of $62,704, respectively. During the nine months ended May 31, 1999, the result of trading activities for the portfolio was a gain of $17,221. There was no trading activity during the three months ended May 31, 1999. On September 15, 2000, the Board of Directors and the majority of the shareholders of Armitec, Inc. (Armitec) approved the terms of the purchase of Armitec.com, Inc. Those basic terms involve the issuance of Armitec Common Stock to the shareholders of Armitec.com in exchange for their shares of Armitec.com., so that after the issuance, the shareholders of Armitec.com will hold 45.68% of the outstanding shares of Armitec and the current shareholders of Armitec will retain 10.00% ownership. Additionally, 39.32% of the outstanding shares of Armitec will be reserved for use in a Private Offering of such shares in order to raise capital for Armitec. To the extent that such shares are not sold in a Private Placement, the Armitec.com shareholders may purchase such shares for a nominal amount. Additionally, 5.00% of the outstanding shares of Armitec will be reserved to hire consultants to assist Armitec after the acquisition.

         On September 15, 2000 Armitec executed a definitive Plan and Agreement to Exchange Stock (the "Stock Exchange") with Armitec.com. The closing date of the Stock Exchange is dependent upon the completion and satisfaction of required shareholder consents and notifications. As of November 17, 2000, these items have not been completed.

         The Stock Exchange is expected to close prior to Armitec's fiscal year end of December 31, 2000. In the event the Stock Exchange is not consummated, management will review and revise its plan of operations accordingly.

         Liquidity and Capital Resources.

         In contemplation of the Stock Exchange, The Board of Directors and a majority of the shareholders approved a distribution of remaining net assets of the Company as of August 31, 2000 to Colonial Corporation, a company controlled by an officer of Armitec. The net assets were $87,928 and this transaction was recorded in the accompanying statement of operations as a consulting fee for the quarter ended September 30, 2000. The company does not presently have any operations.

         In connection with the Stock Exchange, Armitec intends to raise additional capital through a Private Placement of common stock of Armitec. Armitec will need to raise additional funds in order to proceed with the revised plan of operations after the expected consummation of the Stock Exchange. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital.

Part II

Item 1.  Legal Proceedings

                           NONE

Item 2.  Changes in Securities and Use of Proceeds

                           NONE

Item 3.  Defaults Upon Senior Securities

                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders

                           NONE

Item 5.  Other Information

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

                                        ARMITEC, INC.



December 4, 2000                        /s/ William  S. Bryant
                                        ----------------------------------------
                                        William S. Bryant, President
                                        Chief Financial Officer