Form 10KSB
period 2000-12-31
ARMITEC INC
filed 2001-07-03
CIK 723619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

================================================================================

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2000

                         Commission file number: 0-11419

                                  ARMITEC, INC.
             (Exact Name of Registrant as specified in its Charter)

DELAWARE                                                              22-2435595
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    2965 B-2 Cobb Parkway, Atlanta, GA 30339
    (Address of principal executive offices of Incorporation or organization and zip code)

                    Issuer's telephone number: (770) 980-9806
               (Registrants telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, par value                      $0.00167 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [ ]                                      NO [X]

         At December 31, 2000, 18,808,632 shares of the Registrant's Common Stock were issued outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $ 48,678.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                     PART I

I.       DESCRIPTION OF BUSINESS.

         A.       Business Development.

                  Armitec, Inc. ("Armitec," or "Registrant"), a Delaware corporation, was incorporated on January 20, 1983 to provide comprehensive administrative, marketing and consulting services to physicians, dentists and professional corporations operating full service dental centers and emergency/industrial medical centers. Armitec found this activity to be unprofitable and it exited the business service activity in October 1987 and became inactive, except for the management of a limited portfolio of securities.

                  As a result of the disposition of the net assets of the Registrant in August 2000, the Registrant became a development stage company as of September 1, 2000. On December 29, 2000, the Registrant issued 13,940,785 shares of its $0.00167 par value common stock in exchange for all of the common stock of Armitec.com, Inc. ("Armitec.com") as described herein

         B.       Business of Issuer.

                  During the three years prior to fiscal year 2000, the Registrant was inactive, except for the management of a limited portfolio of securities. On December 29, 2000, the Registrant completed its share exchange with Armitec.com, a privately-held Georgia corporation, and Armitec.com became a wholly owned subsidiary of Armitec. Armitec.com is a development stage company, and its business plan consists of the manufacture and distribution of high quality uniforms and accessories using the Internet and direct mail to reach its consumer customer base and employing sales representatives to sell to retailers and catalog houses.

         C.       Employees.

                  During the three previous years, the Registrant had no full-time employees other than executive officers. At December 31, 2000, the executive officers of the Registrant were Bruce R. Davis, President and Chief Executive Officer and Sandra Davis, Secretary.

II.      PROPERTIES.

         None.

III.     LEGAL PROCEEDINGS.

         The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

IV.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 24, 2000, the written consent of the Shareholders holding a majority of the common stock of the Registrant was obtained to approve an increase in the authorized capital stock of the corporation to 50,000,000 shares, and to approve the terms of the Share Exchange with Armitec.com.

         On August 29, 2000, the written consent of the Shareholders holding a majority of the common stock of the Registrant was obtained to approve a name change of the Registrant from "Family Health Systems, Inc." to "Armitec, Inc."

         On or about December 8, 2000, the Registrant mailed a 14C Information Statement to its security holders concerning the foregoing. Additional information can be obtained by reference to the Information Statement, which was filed with the Securities and Exchange Commission.

         No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 2000.

                                     PART II

V.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A.       Market information.

                  The Registrant's common stock was listed on the NASDAQ National Market System, under the symbol FHSI until November 26, 1986, at which time such listing was suspended because Armitec's assets and net worth fell below the minimum required levels. Armitec was reinstated on NASDAQ on April 2, 1987, but was again suspended on February 12, 1988 when its assets and net worth fell below the NASDAQ minimum requirements. There has not been any trading of Armitec common stock on any listed exchange during calendar years 1995, 1996, 1997, 1998, 1999 and 2000. The Registrant is currently in the process of having its stock relisted on the OTC Bulletin Board.

         B.       Holders.

                  As of December 31, 2000, the approximate number of holders of record of the Registrant's common stock was 550. This number may not include individuals whose shares are held in "street names."

         C.       Dividends.

                  Cash dividends have not been paid by the Registrant since it was formed and the Registrant does not plan to issue any dividends.

         D.       Recent Sales of Unregistered Securities.

                  In January, 2000, the Registrant issued an aggregate of 18,000 shares of its common stock in settlement of a prior account payable. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In February, 2000, the Registrant issued an aggregate of 2,000 shares of its common stock to an individual for services provided to the Registrant. The services were valued at $20.00 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  On June 1, 2000, the Registrant issued an aggregate of 1,000,000 shares of its common stock to two individuals as salary for their previous services provided to the Registrant for 15 and 12 years, respectively. The services were valued at $10,000.00 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In September, 2000, the Registrant issued an aggregate of 25,100 shares of its common stock to one individual as salary for previous services provided to the Registrant. The services were valued at $251.00 or $0.01 per share. These shares were sold pursuant to
         Section 4(2) of the Securities Act and have been marked "restricted."

                  In December, 2000, the Registrant agreed to issue 1,815,990 shares of its common stock to two individuals for services provided and to be provided to the Registrant. The services were valued at $18,159.90 or $0.01 per share. These shares were sold pursuant to
         Section 4(2) of the Securities Act and have been marked "restricted."

                  On December 29, 2000, the Registrant issued an aggregate of 13,940,785 shares of its common stock to Galt Capital Corporation in exchange for all of the outstanding common shares of Armitec.com, Inc. These Shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

VI. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item VII of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

         A.       Results and Plan of Operations.

                  Armitec, Inc. became a development stage company as of September 1, 2000 as a result of or the disposition of the net assets of Armitec, Inc. in August 2000. The operations of Armitec, Inc. are reflected as development stage activities since July 24, 2000, the date of its formation.

                  From the period July 24, 2000 to December 31, 2000 the Registrant produced no revenue and recognized a net loss of ($222,746).

                  The par value of the shares in the Financial Statements of the Registrant appearing under Item VII of this Report was inadvertently reported as $0.0016, which was the par value reported in the Registrant's Certificate of Amendment of Certificate of Incorporation filed as Exhibit 5.1 to the Registrant's Form 8-K filed on September 22, 2000. The Registrant subsequently filed a Certificate of Correction with the State of Delaware to reflect the par value as $0.00167. Management does not believe that this materially affects the information in the Registrant's Financial Statements.

                  Management intends for the Registrant to proceed in its efforts to implement the business plan of Armitec and Armitec.com, and to expand the Registrant's holdings through the acquisition of existing, profitable companies that complement the business plan of Armitec and Armitec.com.

                  On December 12, 2000, the Registrant entered into a Plan and Agreement to Exchange Stock by and among Registrant, JRO Group, Inc. ("JRO") and the Shareholders of JRO. On March 20, 2001, the parties completed the share exchange. In March 2001, a report of the accounts receivable status by a Special Master for the acquired company was presented to the Superior Court of Fulton County, pursuant to a request by the acquired company's bank. Based on this report and the subsequent events resulting therefrom, the acquired company is unable to finance its current assets as it had done formerly. On April 23, 2001, the parties mutually agreed to rescind the share exchange because of the foregoing, and the inability of JRO to obtain the audits necessary for the Registrant to complete its filings under the Securities Exchange Act of 1934. On that same date, Armitec and JRO entered into a letter of intent whereby Armitec will act as a receiver and liquidator over a one-year period. The proposed management agreement would provide that Armitec would issue shares of its common stock based solely on the success of the liquidation.

         B.       Financial Condition, Liquidity and Capital Resources.

                  Armitec has no assets and no operations from which it can obtain working capital. Armitec recognizes that it must find a source of working capital or Armitec may not be able to continue its existence. Although Armitec has entered into a management contract with JRO Group, Inc., which management believes may provide Armitec with working capital, JRO Group, Inc. is subject to litigation that currently prevents Armitec from recognizing any revenue from this contract. There can be no assurance that the management contract with JRO will generate any revenue for the Registrant or that JRO will be able to settle its current litigation.

                  In addition, additional capital will be needed to continue the Registrant's operations. The Registrant expects to obtain additional capital through the private sale of the Registrant's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Registrant will be successful in obtaining any additional capital which may be needed.

         C.       Certain Risk Factors.

         In evaluating the Company and its line of business, the following factors should be considered:

WE ARE A NEW BUSINESS WITH NO OPERATING HISTORY

         The share exchange with Armitec.com resulted in a change of control of the Registrant and a change in the Registrant's management. Our only operations at this time currently consist of a Letter of Intent with JRO Group, Inc. whereby Armitec will act as a receiver and liquidator of JRO Group, Inc. over a one-year period. JRO Group, Inc. is currently subject to litigation and there is no assurance that Armitec will be able to perform under the proposed management agreement. Our profitability will depend primarily upon the Registrant's operations and there is no assurance that the Registrant will ever operate profitably. Because of the substantial start-up costs that must be incurred by a new company, we expect to incur significant operating losses during our initial years of operations. No assurance can be given that the future operations of the Registrant will be successful.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDING TO PURSUE OUR STRATEGIES WHICH MAY HARM OUR BUSINESS

         The Registrant anticipates the need for additional capital as it pursues its business strategy. The Registrant expects to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources. Issuance of new debt and/or the sale of equity will likely have a dilutive effect on the Registrant and its shareholders. Implementation of the Registrant's strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that the Registrant will be able to raise debt or equity capital, at terms that are acceptable to the Registrant, or at all, in order to fund its operations as set forth above.

THERE HAS BEEN NO RECENT TRADING MARKET FOR THE REGISTRANT'S COMMON STOCK

         Since 1995, there has been no trading market for our common stock. The Registrant is currently in the process of having its common stock relisted on the OTC Bulletin Board under the symbol "AMTI."

         The development of a trading market depends, however, upon the existence of willing buyers and sellers. Neither the Registrant, nor any market maker can control this development. Even with a market maker, factors such as the limited size of this offering, the lack of earnings history and the absence of a reasonable expectation of dividends within the near future mean that there can be no assurance of the development of an active liquid market for the common stock in the foreseeable future. Even if a market develops, there can be no assurance that a market will continue. You should carefully consider the potentially illiquid and long-term nature of any investment in the common stock of the Registrant.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY HARM THE BOOK VALUE OF THE OUTSTANDING SHARES OF COMMON STOCK

         To the extent the future funding requirements of the Registrant require the issuance of convertible securities or securities or debt having a priority to the shares of Common Stock, the shares of Common Stock may suffer a decline in book value.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE

         The Registrant intends to retain all future earnings for use in the development of its business. The Registrant has never paid and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future.

VII.     FINANCIAL STATEMENTS.

The following documents are filed as part of this report:

         (1)    Report of Independent Certified Public Accountants..............................F-1

         (2)    Financial statements:

                  Balance Sheet as of December 31, 2000.........................................F-2

                  Statement of operations cumulative from July 24, 2000 (inception)
                      to December 31, 2000......................................................F-3

                  Statement of Stockholders' Equity ............................................F-4

                  Statement of cash flows cumulative from July 24, 2000 (inception)
                      to December 31, 2000......................................................F-5

                  Notes to Financial Statements.................................................F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

VIII.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL MATTERS.

         None.

                                    PART III

IX.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth all the directors, executive officers and significant employees of the Registrant as of December 31, 2000. In the years prior to December 31, 2000, various officers, directors and control persons have failed to timely report under section 16(a) of the Exchange Act. The following persons became officers and directors of the Registrant on December 29, 2000 and filed a Form 3 on January 25, 2001.

              NAME           AGE                     POSITION

         Bruce R. Davis       66     President, CEO, and Chairman of the Board
         Sandra Davis         63     Secretary and Director

         Bruce R. Davis, Chairman, President and Chief Executive Officer. Mr. Davis became Chairman, President and Chief Executive Officer of the Registrant on December 29, 2000 pursuant to the terms of the Share Exchange between the Company and Armitec.com. Mr. Davis is a CPA by profession and was president of S.W.S. Garment, Inc., a manufacturer of uniforms, from 1997 until sold in 1999. From 1991 until 1995, Mr. Davis served as President and Chief Executive Officer of Disposal Specialists, Ltd., a company engaged in the waste management industry. From 1995 until the present time, Mr. Davis has served as the President and Chief Executive Officer of Galt Capital Corporation in Atlanta, Georgia, a real estate development and consulting company. Mr. Davis has also served as President, Treasurer and as a director of Armitec.com from July 2000 to the present time. Mr. Davis obtained his Bachelor of Science degree from New York University in 1956. Mr. Davis is the husband of Sandra Davis, the Secretary and a director of the Registrant.

         Sandra Davis, Secretary and Director. Ms. Davis became Secretary of the Registrant on December 29, 2000 pursuant to the terms of the Share Exchange between the Company and Armitec.com. From 1995 until the present time, Ms. Davis has served as the Secretary of Golf Capital Corporation in Atlanta, Georgia, a real estate development and consulting company. Ms. Davis has also served as Secretary and as a director of Armitec.com from July 2000 to the present time. Ms. Davis attended New York University. Ms. Davis is the wife of Bruce Davis, President, Chief Executive Officer and a director of the Registrant

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

X.       EXECUTIVE COMPENSATION.

         Cash compensation. The following table sets forth the actual cash compensation of any officer or director of the Registrant who received in excess of $100,000 in the fiscal year ended December 31, 2000, and the Chief Executive Officer of the Registrant.

         Bruce R. Davis, CEO...................................None

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

XI.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT.

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of December 31, 2000. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.

                                               SHARES BENEFICIALLY OWNED
                                                AS OF DECEMBER 31, 2000

NAME AND ADDRESS                             NUMBER                   PERCENT

Bruce R. Davis                             13,940,785(1)               74.1%

Sandra Davis                               13,940,785(2)               74.1%

Galt Capital Corporation                   13,940,785                  74.1%
1295 West Garmon Road
Atlanta, Georgia 30327

                                               SHARES BENEFICIALLY OWNED
                                                AS OF DECEMBER 31, 2000

NAME AND ADDRESS                            NUMBER                   PERCENT

Donald C. Carman                            979,100                   5.2%
110 St. Andrews
St. Simons Island, Georgia 31522

Kevin Masters                               907,995                   5.0%
5205 Camden Lake Parkway
Ackworth, Georgia 30101

Ari Berman                                  907,995                   5.0%
4545 Devonshire Road
Dunwoody, Georgia 30338

(1) Based on 13,940,785 shares of common stock owned by Galt Capital Corporation. One hundred percent of the Capital Stock of Galt Capital Corporation is owned by Sandra P. Davis, the wife of Bruce R. Davis.

(2) Based on 13,940,785 shares of common stock owned by Galt Capital Corporation. One hundred percent of the Capital Stock of Galt Capital Corporation is owned by Sandra P. Davis

         Changes in Control.

         Registrant is not aware of any arrangement which may result in a change of control of Registrant at present.

XII.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Armitec incurred accounting and legal expenses to Colonial Corporation in connection with the reorganization of Armitec. Donald C. Carman, a former Director of Armitec, owns 100% of the stock of Colonial Corporation. Armitec.com agreed to pay an amount of $100,000 to Colonial Corporation for reimbursement of such expenses incurred by Colonial Corporation on behalf of Armitec. Armitec acknowledges that Colonial Corporation has received $25,000 cash from Armitec.com for such reimbursement, and Armitec.com delivered to Colonial Corporation, on December 29, 2000, a note in the amount of $75,000 due upon the earlier of the completion of a Private Placement by Armitec or Ninety (90) days therefrom. The note was guaranteed by Bruce R. Davis. The members of the Armitec Board of Directors knew about these additional interests, and considered them, when they approved the Share Exchange.

         In contemplation of the Exchange Agreement, the Board of Directors and a majority of the shareholders of Armitec approved a distribution of the remaining assets of Armitec as of August 31, 2000 to Colonial Corporation. The net assets were $86,420 and this transaction was recorded as a consultant fee for the quarter ended September 30, 2000.

XIII.    OTHER.

         Exhibits

            3.1       Articles of Incorporation and Bylaws             *

            3.2       Amendment to Articles of Incorporation           **

           16.1       Letter on Change of Certifying Accountant        ***

           17.1       Director Resignation                             ****

             27       Financial Data Schedule.                         Attached

         * Incorporated by reference to the Registrant's registration statement on Form S-18 filed with the Securities and Exchange Commission in August 1983.

         ** Incorporated by reference to the Form 8-K report filed by Registrant on September 22, 2000.

         *** Incorporated by reference to the Form 8-K report filed by Registrant on May 2, 2001, amended on May 18, 2001.

         **** Incorporated by reference to the Form 8-K report filed by Registrant on January 16, 2001.

         During the fourth quarter of 2000, the Registrant filed the following reports on Form 8-K.

         Form 8-K/A report filed on November 17, 2000 that reported a prior change in the Registrant's accountants, a prior change in the Registrant's fiscal year, and amended information included in the Form 8-K filed on September 22, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Date: 7/02/01              /s/ Bruce R. Davis
                                    --------------------------------------------
                                    Chairman of the Board, President,
                                    Chief Executive Officer,
                                    Chief Financial and Accounting Officer
                                    Treasurer

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ARMITEC, INC.
ATLANTA, GEORGIA

         We have audited the accompanying consolidated balance sheet of Armitec, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations and cash flows from July 24, 2000 (inception of development stage) to December 31, 2000, and changes in stockholders' equity for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armitec, Inc. and subsidiary as of December 31, 2000, and the results of its operations and its cash flows from July 24, 2000 (inception of development stage) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Braverman & Company, P.C.
Prescott, Arizona
April 23, 2001

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                         ASSETS
CURRENT ASSETS-Cash                                                           $      100
                                                                              ----------

OTHER ASSETS-Deferred offering costs                                              21,251
                                                                              ----------

                                                                              $   21,351
                                                                              ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                           $   51,250
   Related party obligations                                                     173,687
                                                                              ----------

         TOTAL CURRENT LIABILITIES                                               224,937
                                                                              ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.0016, 50,000,000 shares authorized,
   18,808,632 shares issued and outstanding                                       30,094
Paid-in capital                                                                   24,033
(Deficit) accumulated during the development stage                              (257,713)
                                                                              ----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (203,586)
                                                                              ----------

                                                                              $   21,351
                                                                              ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         CUMULATIVE FROM JULY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000

REVENUE                                         $         --
                                                ------------

OPERATING EXPENSES
   General and administrative                        220,798
   Interest expense                                    1,948
                                                ------------
     TOTAL EXPENSES                                  222,746
                                                ------------

NET (LOSS) FROM OPERATIONS                      $   (222,746)
                                                ------------

BASIC AND DILUTED (LOSS) PER SHARE              $      (0.01)
                                                ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              $ 16,716,683
                                                ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             (DEFICIT)
                                                                                            ACCUMULATED
                                                                                              DURING
                                                  COMMON STOCK               PAID-IN        DEVELOPMENT
                                             SHARES           AMOUNT         CAPITAL           STAGE             TOTAL
                                           ----------        --------        --------       -----------        ----------

BALANCES, AT INCEPTION                     15,947,542        $ 25,516        $     --        $  (34,967)       $   (9,451)
  Shares issued for compensation
     to employees @ $.01                    1,027,100           1,643           8,628                              10,271
  Shares issued to settle debt @
     $.01                                      18,000              29             151                                 180
  Shares issued for outside
     services @ $.01                        1,815,990           2,906          15,254                              18,160
  Net (loss) for the period                                                                    (222,746)         (222,746)
                                           ----------        --------        --------        ----------        ----------

Balances, December 31, 2000                18,808,632        $ 30,094        $ 24,0333       $ (257,713)       $ (203,586)
                                           ==========        ========        =========       ==========        ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         CUMULATIVE FROM JULY 24, 2000 (INCEPTION) TO DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) from operations                                    $ (222,746)
     Adjustments to reconcile net (loss) to net
       cash used by operating activities:
         Issuance of stock for services                                18,160
         Changes in-
           Accounts payable                                            51,250
                                                                   ----------

         NET CASH FLOWS (TO) CONTINUING OPERATING ACTIVITIES         (153,336)
                                                                   ----------

         NET CASH FLOWS FROM (TO) DISCONTINUED OPERATIONS OR
           PRIOR TO COMMENCEMENT OF DEVELOPMENT STAGE
                                                                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deferred offering costs                                          (21,251)
     Other receivable advances
     Other receivable advances repaid
     Investment in closely-held company
     Repayment of notes receivable
                                                                   ----------

       NET CASH FLOWS FROM (TO) INVESTING ACTIVITIES                  (21,251)
                                                                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in paid-in capital                                        1,000
     Increase in related party obligations                            173,687
                                                                   ----------

       NET CASH FROM FINANCING ACTIVITIES                             174,687
                                                                   ----------

       NET INCREASE (DECREASE) IN CASH                                    100
                                                                   ----------

       CASH BEGINNING PERIOD                                               --
                                                                   ----------

       CASH END OF PERIOD                                          $      100
                                                                   ==========

SUPPLEMENTAL INFORMATION
     Interest paid                                                 $    1,948
                                                                   ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Background

         Armitec, Inc. (the Company or AI), a Delaware corporation formed January 1983 to provide comprehensive administrative, marketing and consulting services to group dental and medical practices, became inactive in October 1987, except for the management of a limited portfolio of securities. On August 31, 2000, the Company transferred all of its net assets as part of the consideration to be paid for having a related corporation assume all of the obligations to be incurred for a pending merger as more fully described below. It had a fiscal year-end of August 31 until it changed to December 31 in 1999.

         AI became a development stage company as defined in FASB No.7 since its business ceased on August 31, 2000 as a result of the distribution of its net assets at that date as further described below.

         Principles of Consolidation

         The Company's consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Armitec.Com, Inc.
(ACI), a Georgia corporation acquired in a reverse merger on December 29, 2000. All significant intercompany accounts and transactions have been eliminated.

         Financial Statement Presentation

         The Company issued 13,940,785 shares of its $.0016 par value common stock in exchange for all of the shares of common stock outstanding of ACI. ACI is a development stage company, wholly owned by a corporation owned and controlled by the president of ACI. An additional 13,525,928 shares of the Company's common stock were set aside for private placement and services to be subsequently incurred in connection with the business plan of the Company. Shares unsold at the end of the private placement offering period are to be issued to the AI shareholder at nominal value.

         The historical transactions of ACI have been carried forward, similar to the accounting treatment given in a "pooling of interests". In effect, ACI is considered the acquirer for accounting purposes only, since ACI shareholders received more shares of AI's common stock than were outstanding prior to the exchange. ACI has a fiscal year-end of December 31. As a result of the disposition of the net assets of AI in August 2000, AI became a development stage company as of September 1, 2000, whereas, the operations of ACI are reflected as development stage activities since July 24, 2000, the date of its formation. All prior operations of AI have been eliminated in the statements of operations and cash flows. Unless otherwise indicated, all references to the Company include AI and ACI.

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Use of Estimates and Assumptions

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentations.

         Cash Equivalents

         The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. To date the Company has had none of these.

         Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, Disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, accounts receivable, accounts payable and accruals, approximate fair values due to the short maturities of such instruments. The fair value of the Company's long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

         IncomeTaxes

         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

         Prior to the merger, the AI sustained net operating losses for income tax purposes of approximately $1,350,000, which expires under current tax law through 2013. However, the Company did not meet the continuity of business requirements of Section 382 (c) of the Internal Revenue Code, therefore such pre-merger losses are not deductible.

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         For financial reporting purposes, the Company has sustained a consolidated loss for the development stage period commencing July 24, 2000 and ending December 31. 2000, of approximately $222,000 of which approximately $ 122,000 is considered start-up costs, deferred for income tax purposes until the Company commences operations. The balance is considered a permanent non-deductible difference. The Company's future utilization of such deferred tax benefit cannot be currently ascertained. Accordingly, a valuation allowance of approximately $37,000 has been provided equal to the value of the deferred tax asset. Start-up costs are not deductible until the business of the Company commences, at which time they are amortizable over a 60-month period, unless permanently capitalized. Therefore, at December 31, 2000, there is no significant net operating loss for income tax purposes.

         Loss Per Share

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The shares issued to effect the merger have been considered outstanding since the beginning of the period.

         Basis of Presentation and Management's Actions to Overcome Operating and Liquidity Problems

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to raise additional debt or equity financing and to begin operations in the near term, which are anticipated to be sufficient to provide the necessary cash flow to meet the Company's expected cash flow requirements.

         Patterns and Designs

         The Company expenses the cost of all patterns and designs developed for the use in future production and sales of uniforms.

         Deferred Offering Costs

         Legal fees of $21,251 incurred in connection with the December 14, 2000 preparation of a private placement memorandum, are being deferred until the completion of the offering in 2001, at which time they will be charged against the net proceeds from the offering.

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--RELATED PARTY TRANSACTIONS AND OBLIGATIONS

         In connection with the merger, ACI agreed to pay on an unsecured basis without interest, $75,000 to a company owned by the majority shareholders of AI, for legal, auditing, and other expenses in addition to $25,000, which had been paid to them for such costs as of December 31, 2000. The president of the Company guaranteed this obligation which is evidenced by a promissory note due March 29, 2001, if not sooner paid from the proceeds of the pending private placement of the Company's common stock.

         At December 31, 2000, the parent company of ACI paid or incurred a total of $98,687 of costs and expenses on behalf of the Company through that date. That amount and the $75,000 above are classified as related party obligations in the accompanying financial statements.

NOTE 3 - SUBSEQUENT EVENTS

         Acquisition

         In December 2000, the Company agreed to acquire all of the outstanding common stock of a Georgia Company engaged in the business of retail distribution and sales of uniforms, principally to governmental agencies in Georgia. Upon the completion of conditions precedent, the acquisition would have resulted in the Company issuing 7,500,000 shares of its $.0016 par value common stock in a transaction accounting for as a purchase.

         In April 2001, the Company filed a Form 8-K reporting the transaction as completed, subject to the furnishing of audited financial statements of the acquired company. In March 2001, a report of the accounts receivable status by a Special Master for the acquired company was presented to the Superior Court of Fulton County, pursuant to a request by the acquired company's bank. Based on this report and the subsequent events resulting therefrom, the acquired company is unable to finance its current assets as it had done formerly. Accordingly, the Company believes it is in its best interest to rescind the acquisition and enter into a management agreement.

         If the Company is successful with the rescission and management of the acquired company, it would act as a receiver and liquidator over a one-year period. The proposed management agreement would provide that the Company would issue shares of its common stock based solely on the success of the liquidation.

         Subsequent to December 31, 2000, the Company advanced approximately $100,000 to the target company in furtherance of this contemplated liquidation and agreement.

         While the Company does not have specific rights to rescind the acquisition, management of the Company believes it will be successful in the rescission and ultimate management agreement.

                          ARMITEC, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 3 - SUBSEQUENT EVENTS (continued)

         Private Offering Memorandum

         As a result of the private placement of the Company's common stock on December 14, 2000, the Company received $124,992 as of February 12, 2001.

         Related Party Obligation

         The obligation to repay $75,000 to a related company as of March 29, 2001, became delinquent as a result of the Company's failure to timely repay this debt. The creditor has taken no action, nor has the guarantor made any repayment of this past due amount.