Form 10QSB
period 2001-03-31
ARMITEC INC
filed 2001-07-05
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2001

Commission File Number: 0-11419

Armitec, Inc.
---------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                  22-2435595
--------------------------------------------------------- ----------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
organization                                              Identification No.)

2965 B-2 Cobb Parkway, Atlanta, Georgia                   30339
--------------------------------------------------------- ----------------------
Address of Principal executive offices of Incorporation   Zip Code
or organization

770-980-9806
---------------------------------------------------------
Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [X]                                              NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

           CLASS                    No. of shares Outstanding on March 31, 2001

           Common Stock             18,808,632
           Par Value $.00167
           Per share

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

Part I      Financial Information                                                               Page

   Item 1.  Financial Statements:
            Consolidated Condensed Balance Sheets
            March 31, 2001 (unaudited) and December 31, 2000......................................3

            Consolidated Condensed Statements of Operations for the three months ended
            March 31, 2001 (unaudited), and cumulative from commencement of development stage through March 31, 2001 (unaudited)....................................................4

            Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 (unaudited), and cumulative from commencement of development stage through March 31, 2001
            (unaudited)...........................................................................5

            Consolidated Statement of Changes in Stockholders' Equity for
            the period from December 31, 1999 to March 31, 2001
            (unaudited)...........................................................................6

            Notes to Financial Statements (unaudited).............................................7

   Item 2.  Plan of operation.....................................................................7

Part II     Other Information                                                                   Page

   Item 1.  Legal Proceedings.....................................................................7

   Item 2.  Changes in Securities and Use of Proceeds.............................................7

   Item 3.  Defaults Upon Senior Securities.......................................................7

   Item 4.  Submission of Matters to a Vote of Security Holders                                   8

   Item 5.  Other Information                                                                     8

   Item 6.  Exhibits and Reports on Form 8-K......................................................8

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     March 31,        December 31,
                                                                       2001               2000
                                                                    -----------       ------------
                                                                    (unaudited)

ASSETS

CURRENT ASSETS-cash                                                 $        --        $      100
                                                                    -----------        ----------

OTHER ASSETS
   Deferred offering costs                                                                 21,251
   Other receivables                                                     79,451
                                                                    -----------        ----------

   Total other assets                                                    79,451            21,251
                                                                    -----------        ----------

                                                                    $    79,451        $   21,351
                                                                    ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                 $    71,024        $   51,250
   Bank overdraft                                                         8,083
   Related party obligations                                            159,860           173,687
                                                                    -----------        ----------

   Total Current Liabilities                                            238,967           224,937
                                                                    -----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.0016; 50,000,000
    shares authorized; 18,808,632 issued and outstanding                 30,094            30,094
   Paid-in capital                                                       24,033            24,033
   Common stock subscriptions                                         1,606,741
   Common stock subscriptions receivable                             (1,500,000)
   (Deficit) accumulated during the development stage                  (320,384)         (257,713)
                                                                    -----------        ----------

    Total Stockholders' Equity (Deficit)                               (159,516)         (203,586)
                                                                    -----------        ----------

                                                                    $    79,451        $   21,351
                                                                    ===========        ==========

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Cumulative
                                                                  from
                                                                 July 24
                                                                  2000
                                                             (commencement
                                                                   of
                                           Three Months        development
                                              Ended              stage)
                                            March 31,              to
                                               2001          March 31, 2001
                                           ------------      --------------

REVENUES                                   $         --        $       --
                                           ------------        ----------

EXPENSES
   General and administrative                    61,031           281,829
   Interest                                       1,640             3,588
                                           ------------        ----------

   Total expenses                                62,671           285,417
                                           ------------        ----------

NET (LOSS)                                 $    (62,671)       $ (285,417)
                                           ============        ==========

NET (LOSS) PER SHARE                                 (*)
                                           ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  18,808,632
                                           ============

(*) less than $.01 per share

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Cumulative
                                                                                    from
                                                                                  July 24,
                                                                                    2000
                                                                                (commencement
                                                                                     of
                                                              Three Months       development
                                                                 Ended             stage)
                                                               March 31,         to March 31,
                                                                  2001              2001
                                                              ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                   $  (62,671)       $ (285,417)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
     Common stock issued for services                                                18,160
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                        19,775            71,025
                                                               ----------        ----------

    Net Cash (Used) by Operating Activities                       (42,896)         (196,232)
                                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other receivables                                   (79,451)          (79,451)
  Increase in deferred offering costs                                               (21,251)
                                                               ----------        ----------

  Net Cash to financing activities                                (79,451)         (100,702)
                                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in paid-in capital                                                         1,000
  Increase in common stock subscriptions                          127,992           127,992
  Increase in related party obligations                                             173,687
  Decrease in related party obligations                          (13,828)          (13,828)
                                                               ----------        ----------

  Net Cash to financing activities                                114,164           288,851
                                                               ----------        ----------

NET (DECREASE) IN CASH                                             (8,183)           (8,083)

CASH AT BEGINNING OF PERIOD,                                          100                --
                                                               ----------        ----------

BANK OVERDRAFT AT END OF PERIOD                                $   (8,083)       $   (8,083)
                                                               ==========        ==========

SUPPLEMENTAL INFORMATION
  Interest paid                                                $    1,640        $    3,588
                                                               ==========        ==========

NON-CASH ACTIVITIES
  Deferred offering costs applied to common stock
  subscriptions received                                       $   21,251        $   21,251
                                                               ==========        ==========

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         (Deficit)
                                                                                                        Accumulated
                                               Common Stock                  Common Stock Subscribed      During
                                           --------------------   Paid-in   --------------------------  Development
                                             Shares     Amount    Capital     Amount       Receivable      Stage       Total
                                           ----------   -------   -------   -----------   ------------  -----------  ---------
(audited)

Balances, at inception                     15,947,542   $25,516   $    --            --             --   $ (34,967)  $  (9,451)
 Shares issued for compensation
    to employees @ $.01                     1,027,100     1,643     8,628                                               10,271
 Shares issued to settle debt @ $.01           18,000        29       151                                                  180
 Shares issued for outside
   services @ $.01                          1,815,990     2,906    15,254                                               18,160
 Net (loss) for the period                                                                                (222,746)   (222,746)
                                           ----------   -------   -------   -----------   ------------   ---------   ---------

Balances, December 31, 2000                18,808,632   $30,094   $24,033            --             --   $(257,713)  $(203,586)
(unaudited)
 Common stock subscribed, net
      of stock offering costs of $21,251                                      1,606,741     (1,500,000)                106,741
 Net (loss) for the three months
      ended March 31, 2001                                                                                 (62,671)    (62,671)
                                           ----------   -------   -------   -----------   ------------   ---------   ---------

Balances, March 31, 2001                   18,808,632   $30,094   $24,033   $ 1,606,741   $ (1,500,000)  $(320,384)  $(159,516)
                                           ==========   =======   =======   ===========   ============   =========   =========

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000

NOTE 1.           BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

         No comparative results of operations or cash flows for the three months ended March 31, 2000 are included in the accompanying financial statements as the legal accounting acquirer's incorporation was in July, 2000.

ITEM 2.           PLAN OF OPERATION

         For the near term, the Company continues to pursue its business plan. It has had no significant revenues or operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital for the near term.

Part II

Item 1.           Legal Proceedings

                  NONE

Item 2.           Changes in Securities and Use of Proceeds

                  NONE

Item 3.           Defaults Upon Senior Securities

                  NONE

Item 4.           Submission of Matters to a Vote of Security Holders

                  NONE

Item 5.           Other Information

         On March 20, 2001, Armitec, Inc., JRO Group, Inc. and the JRO Shareholders completed the previously announced Share exchange. In March 2001, a report of the accounts receivable status by a Special Master for the acquired company was presented to the Superior Court of Fulton County, pursuant to a request by the acquired company's bank. Based on this report and the subsequent events resulting therefrom, the acquired company is unable to finance its current assets as it had done formerly. On April 23, 2001, the parties mutually agreed to rescind the share exchange because of the foregoing, and the inability of JRO Group, Inc. to obtain the audits necessary for Armitec to complete its filings under the Securities Exchange Act of 1934. On that same date, Armitec and JRO entered into a letter of intent whereby Armitec will act as a receiver and liquidator over a one-year period. The proposed management agreement would provide that Armitec would issue shares of its common stock based on the success of the liquidation.

Item 6.           Exhibits and Reports on Form 8-K:

         Armitec filed a current report on Form 8-K on January 16, 2001 for the purposes of reporting the completion of the Share Exchange with Armitec.com, Inc., the execution of a Plan and Agreement to Exchange Stock by and among Armitec, JRO Group, Inc. and the shareholders of JRO Group, Inc., and the resignation of William S. Bryant and Donald S. Carman as officers and directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    ARMITEC, INC.


July 3, 2001                        /s/ Bruce R. Davis
                                    --------------------------------------------
                                    President and Chief Executive Officer