Form 10QSB
period 2001-06-30
ARMITEC INC
filed 2001-08-14
CIK 723619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED: JUNE 30, 2001

                         COMMISSION FILE NUMBER: 0-11419

                                  ARMITEC, INC.

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                  22-2435595
 --------------------------------------------------------- ---------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR            (I.R.S. EMPLOYER
                    ORGANIZATION                            IDENTIFICATION NO.)
     2965 B-2 COBB PARKWAY, ATLANTA, GEORGIA 30339

        ADDRESS OF PRINCIPAL EXECUTIVE OFFICES OF INCORPORATION ZIP CODE
                                 OR ORGANIZATION

                                  770-980-9806

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

           CLASS                    No. of shares Outstanding on June 30, 2001

           Common Stock             18,808,632
           Par Value $.00167
           Per share

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                                               Page
Part I      Financial Information

   Item 1.  Financial Statements:
            Consolidated Condensed Balance Sheets
            June 30, 2001(unaudited) and March 31, 2001 (unaudited)...............................3

            Consolidated Condensed Statements of Operations for the six months ended June 30,(unaudited), and Three months ended March 31,
            2001 (unaudited) .....................................................................4

            Consolidated Condensed Statements of Cash Flows for the
            six months ended June 30,2001(unaudited), and three months ended  March 31, 2001
            (unaudited)...........................................................................5

            Consolidated Statement of Changes in Stockholders' Equity for the
            period from December 31, 1999 to June 30, 2001
            (unaudited)...........................................................................6

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

   Item 6.  Exhibits and Reports on Form 8-K......................................................8

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     June 30            March 31,
                                                                       2001               2000
                                                                    -----------       ------------
                                                                    (unaudited)        (unaudited)
ASSETS

CURRENT ASSETS-Inventory                                            $    14,264       $      -
                                                                    -----------        ----------

LEASEHOLD IMPROVEMENTS                                                    6,000              -

OTHER RECEIVABLES                                                       103,870           79,451
                                                                    -----------        ----------

                                                                    $   124,134        $  79,451
                                                                    ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                 $    71,024        $   71,024
   Bank overdraft                                                         8,688             8,083
   Related party obligations                                            294,180           159,860
                                                                    -----------        ----------

   Total Current Liabilities                                            393,028           238,967
                                                                    -----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.0016; 50,000,000
    shares authorized; 18,808,632 issued and outstanding                 30,094            30,094
   Paid-in capital                                                       24,033            24,033
   Common stock subscriptions                                         1,606,741         1,606,741
   Common stock subscriptions receivable                             (1,500,000)       (1,500,000)
   (Deficit) accumulated during the development stage                  (429,762)         (320,384)
                                                                    -----------        ----------

    Total Stockholders' Equity (Deficit)                               (268,894)         (159,516)
                                                                    -----------        ----------

                                                                    $   124,134        $   79,451
                                                                    ===========        ==========


The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Six Months        Three Months
                                              Ended              Ended
                                             June 30,           March 31,
                                               2001               2001
                                           ------------      --------------
REVENUES                                   $         --        $       --
                                           ------------        ----------

EXPENSES
   General and administrative                   168,952            61,031
   Interest                                       3,096             1,640
                                           ------------        ----------

   Total expenses                               172,048            62,671
                                           ------------        ----------

NET (LOSS)                                 $   (172,048)       $ (62,671)
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
                                           ============

(*) less than $.01 per share

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



from

                                                              Three Months       Three Months
                                                                 Ended             Ended
                                                                June 30,          March 31,
                                                                  2001              2001
                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                  $  (109,378)        $ (62,671)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                        19,136            19,775
    Increase in fixed assets                                       (6,000)              _
    Increase in inventory                                         (14,264)              _
                                                               ----------        ----------

    Net Cash (Used) by Operating Activities                       108,250           (42,896)
                                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other receivables                                   (24,419)          (79,451)
                                                               ----------        ----------

  Net Cash to financing activities                                (24,419)          (79,451)
                                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in common stock subscriptions                              _             127,992
  Increase in related party obligations                                             173,687
  Decrease in related party obligations                           134,320           (13,828)
                                                               ----------        ----------

  Net Cash to financing activities                                218,151           114,164
                                                               ----------        ----------

NET (DECREASE) IN CASH                                             (605)             (8,183)

CASH AT BEGINNING OF PERIOD,                                     (8,083)                100
                                                               ----------        ----------

BANK OVERDRAFT AT END OF PERIOD                                $ (8,688)         $   (8,083)
                                                               ==========        ==========

SUPPLEMENTAL INFORMATION
  Interest paid                                                $    1,456        $    1,640
                                                               ==========        ==========

NON-CASH ACTIVITIES
  Deferred offering costs applied to common stock
  subscriptions received                                       $   _             $   21,251
                                                               ==========        ==========

The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         (Deficit)
                                                                                                        Accumulated
                                               Common Stock                  Common Stock Subscribed      During
                                             -----------------    Paid-in   ------------------------   Development
                                             Shares     Amount    Capital    Amount       Receivable      Stage         Total
                                             ------     ------    -------   --------      ----------   ------------     -----

(audited)

Balances, at inception                    15,947,542    $25,516   $   --            --            --     $  (34,967)     $(9,451)

 Shares issued for compensation
   to employees @ $.01                     1,027,100      1,643    8,628                                                  10,271

 Shares issued to settle debt @ $.01          18,000         29      151                                                     180
 Shares issued for outside
   services @ $.01                         1,815,990      2,906   15,254                                                  18,160
 Net (loss) for the period                                                                                 (222,746)    (222,746)
                                          ----------    -------   -------   -----------   ------------     ---------    ---------

Balances, December 31, 2000               18,808,632    $30,094   $24,033           --             --      $(257,713)  $(203,586)
(unaudited)
 Common stock subscribed, net
   of stock offering costs of $21,251                                         1,606,741    (1,500,000)                   106,741
 Net (loss) for the three months
   ended March 31, 2001                                                                                     (172,048)    172,048)
                                          ----------    -------   -------   -----------   ------------     ---------    ---------

Balances, March 31, 2001                  18,808,632    $30,094   $24,033   $ 1,606,741   $(1,500,000)     $(429,761)  $(268,893)
                                          ==========    =======   =======   ===========   ============     =========    =========


The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2001

NOTE 1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the six months ended June 30, 2001. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

         No comparative results of operations or cash flows for the six months ended June 30, 2000 are included in the accompanying financial statements as the legal accounting acquirer's incorporation was in July, 2000.

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

                                    ARMITEC, INC.


August 13, 2001                     /S/ BRUCE R. DAVIS
                                    ------------------

                                    President and Chief Executive Officer