Form 10QSB/A
period 2001-06-30
ARMITEC INC
filed 2001-08-28
CIK 723619

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



                                TABLE OF CONTENTS

Part I        Financial Information                                                                           Page
   Item 1.    Financial Statements:

              Consolidated Condensed Balance Sheets
              June 30, 2001 (unaudited) and December 31, 2000...........................................         3

              Consolidated Condensed Statements of Operations for the three and six months ended
              June 30, 2001  (unaudited), and cummulative from commencement of
              development stage (July 24, 2000), through June 30, 2001 (unaudited)......................         4

              Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 (unaudited), and cummulative from commencement
              of development stage (July 24, 2000), through June 30, 2001 (unaudited)...................         5

              Consolidated Statements of Changes in Stockholders' equity for the period from
              inception (July 24, 2000), to June 30, 2001 (unaudited) ..................................         6

              Notes to Financial Statements (unaudited).................................................         7

   Item 2.    Plan of operation ........................................................................         8

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                              JUNE 30,             DECEMBER 31,
                                                                                2001                   2000
                                                                          -----------------       --------------
                                                                            (UNAUDITED)
                                              ASSETS

CURRENT ASSETS
       Cash                                                               $              -        $         100
       Inventory                                                                    14,264
                                                                          -----------------       --------------

       Total current assets                                                         14,264                  100
                                                                          -----------------       --------------

Leasehold Improvements                                                               6,000
                                                                          -----------------       --------------

OTHER ASSETS
       Deferred offering costs                                                                           21,251
       Other receivables                                                           103,870
                                                                          -----------------       --------------

       Total other assets                                                          103,870               21,251
                                                                          -----------------       --------------

                                                                          $        124,134        $      21,351
                                                                          =================       ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable                                                   $         90,160        $      51,250
       Bank overdraft                                                                8,688
       Related party obligations                                                   294,180              173,687
                                                                          -----------------       --------------

       Total Current Liabilities                                                   393,028              224,937
                                                                          -----------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


    Common stock, par value $.0016; 50,000,000
       shares authorized; 18,808,632 issued and outstanding                         30,094               30,094
    Paid-in capital                                                                 24,033               24,033
    Common stock subscriptions                                                   1,606,741
    Common stock subscriptions receivable                                       (1,500,000)
    (Deficit) accumulated during the development stage                            (429,762)            (257,713)
                                                                          -----------------       --------------


       Total Stockholders' Equity (Deficit)                                       (268,894)            (203,586)
                                                                          -----------------       --------------

                                                                          $        124,134        $      21,351
                                                                          =================       ==============

   The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                 CUMMULATIVE
                                                                                                                     FROM
                                                                                                                   JULY 24,
                                                                                                                     2000
                                                                                                                 (COMMENCEMENT
                                                                                                                      OF
                                         THREE MONTHS ENDED                      SIX MONTHS ENDED                 DEVELOPMENT
                                              JUNE 30,                               JUNE 30,                        STAGE)
                                ---------------     --------------     ----------------   -----------------            TO
                                     2001               2000                2001                2000             JUNE 30, 2001
                                ---------------     --------------     ----------------   -----------------   -------------------
REVENUES                        $            -      $           -      $             -    $              -    $                -
                                ---------------     --------------     ----------------   -----------------   -------------------

EXPENSES
   General and administrative          107,922                                 168,953                                   389,751
   Interest                              1,456                                   3,096                                     5,044
                                ---------------     --------------     ----------------   -----------------   -------------------

   Total expenses                      109,378                  -              172,049                   -               394,795
                                ---------------     --------------     ----------------   -----------------   -------------------

NET (LOSS)                      $     (109,378)     $           -      $      (172,049)   $              -    $         (394,795)
                                ===============     ==============     ================   =================   ===================

NET (LOSS) PER SHARE            $        (0.01)                        $         (0.01)
                                ===============     ==============     ================   =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         18,808,632                              18,808,632
                                ===============     ==============     ================   =================



    The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           CUMMULATIVE
                                                                                              FROM
                                                                                            JULY 24,
                                                                                              2000
                                                                                         (COMMENCEMENT
                                                                                               OF
                                                                  SIX MONTHS               DEVELOPMENT
                                                                     ENDED                   STAGE)
                                                                    JUNE 30,                   TO
                                                                     2001                JUNE 30, 2001
                                                                 --------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                  $    (172,049)        $        (394,795)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
          Common stock issued for services                                                        18,160
     Changes in operating assets and liabilities:
              Increase (decrease) in
                Inventories                                            (14,264)                  (14,264)
                Accounts payable                                        38,910                    90,160
                                                                 --------------        ------------------

              Net Cash (Used) by Operating Activities                 (147,403)                 (300,739)
                                                                 --------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in leasehold improvements                                 (6,000)                   (6,000)
     Increase in other receivables                                    (103,870)                 (103,870)
     Increase in deferred offering costs                                                         (21,251)
                                                                 --------------        ------------------

              Net Cash to financing activities                        (109,870)                 (131,121)
                                                                 --------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in paid-in capital                                                                   1,000
     Increase in common stock subscriptions                            127,992                   127,992
     Increase in related party obligations                             120,493                   294,180
                                                                 --------------        ------------------

              Net Cash from financing activities                       248,485                   423,172
                                                                 --------------        ------------------

NET (DECREASE) IN CASH                                                  (8,788)                   (8,688)

CASH AT BEGINNING OF PERIOD,                                               100                         -
                                                                 --------------        ------------------

BANK OVERDRAFT AT END OF PERIOD                                  $      (8,688)        $          (8,688)
                                                                 ==============        ==================


SUPPLEMENTAL INFORMATION
              Interest paid                                      $       3,096         $           5,044
                                                                 ==============        ==================

NON-CASH ACTIVITIES
              Deferred offering costs applied to common
                stock subscriptions received                                           $          21,251
                                                                                       ==================


   The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IS STOCKHOLDERS' EQUITY



                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                               COMMON STOCK                    COMMON STOCK SUBSCRIBED      DURING
                                          ---------------------   PAID-IN   ---------------------------  DEVELOPMENT
                                             SHARES     AMOUNT    CAPITAL     AMOUNT       RECEIVABLE       STAGE          TOTAL
                                          -----------  --------  ---------  -----------  --------------  ------------  -----------
(AUDITED)
BALANCES, AT INCEPTION                     15,947,542  $ 25,516  $       -            -              -    $  (34,967)  $   (9,451)
 Shares issued for compensation
    to employees @ $.01                     1,027,100     1,643      8,628                                                 10,271
 Shares issued to settle debt @ $.01           18,000        29        151                                                    180
 Shares issued for outside
   services @ $.01                          1,815,990     2,906     15,254                                                 18,160
 Net (loss) for the period                                                                                  (222,746)    (222,746)
                                          -----------  --------  ---------  -----------  --------------  ------------  -----------

BALANCES, DECEMBER 31, 2000                18,808,632  $ 30,094  $  24,033            -              -   $  (257,713)  $ (203,586)
(unaudited)
 Common stock subscribed, net
      of stock offering costs of $21,251                                      1,606,741     (1,500,000)                   106,741
 Net (loss) for the six months
      ended June 30, 2001                                                                                   (172,049)    (172,049)
                                          -----------  --------  ---------  -----------  --------------  ------------  -----------

BALANCES, MARCH 31, 2001, (UNAUDITED)      18,808,632  $ 30,094  $  24,033  $ 1,606,741  $  (1,500,000)  $  (429,762)  $ (268,894)
                                          ===========  ========  =========  ===========  ==============  ============  ===========


   The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

ITEM 2. PLAN OF OPERATION

The Company's operations since inception have been limited due to its inability to obtain financing on the net assets it was to liquidate of an established local uniform company pursuant to a management contract previously entered into. The Company is financially dependent on its principal shareholder, who has financed the majority of its cash flows to date. Management of the Company believes that the Company will be successful in selling its outstanding stock subscriptions, thereby raising sufficient capital to pursue its business plan.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    ARMITEC, INC.

August 28, 2001                     /s/ BRUCE R. DAVIS
                                    -------------------------------------
                                    President and Chief Executive Officer