Form 10QSB
period 2001-09-30
ARMITEC INC
filed 2001-11-13
CIK 723619

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2001

                         Commission File Number: 0-11419

                                  Armitec, Inc.
                                  -------------
              (Exact Name of Registrant as specified in its charter

                  Delaware                                   22-2435595
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization                    Identification No.)


                  2965 B-2 Cobb Parkway, Atlanta, Georgia 30339
                  ---------------------------------------------
        Address of Principal executive offices of Incorporation Zip Code or organization


                                  770-980-9806
                                  ------------
                Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [X]                                             NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

          CLASS                  No. of shares Outstanding on September 30, 2001

          Common Stock           20,413,629
          Par Value $.00167
          Per share

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                TABLE OF CONTENTS


Part I       Financial Information                                          Page

  Item 1.    Financial Statements:

             Consolidated Condensed Balance Sheets
             September 30, 2001 (unaudited) and December 31, 2000 ...........  3

             Consolidated Condensed Statements of Operations for the
             three and nine months ended September 30, 2001 (unaudited), and cumulative from commencement of development stage
            (July 24, 2000), through September 30, 2001 (unaudited) .........  4

             Consolidated Condensed Statements of Cash Flows for the
             nine months ended September 30, 2001 (Unaudited), and
             cumulative from commencement of development stage
             (July 24, 2000), to September 30, 2001 (unaudited) .............  5

             Consolidated Statements of Changes in Stockholders' equity for the period from inception (July 24, 2000), to
             September 30, 2001 (unaudited) .................................  6

             Notes to Financial Statements (unaudited).......................  7

  Item 2.    Plan of operation...............................................  8


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                  September 30,   December 31,
                                                                       2001            2000
                                                                  ------------    ------------
                                                                   (unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
       Cash                                                       $       --      $        100
       Inventory                                                        44,200            --
                                                                  ------------    ------------

       Total current assets                                             44,200             100
                                                                  ------------    ------------

Leasehold Improvements                                                  18,085
Furniture, fixtures and equipment                                      105,120
                                                                  ------------

Total fixed assets                                                     123,205
                                                                  ------------

OTHER ASSETS
       Deferred offering costs                                            --            21,251
                                                                  ------------    ------------

       Total other assets                                                 --            21,251
                                                                  ------------    ------------

                                                                  $    167,405    $     21,351
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

       Accounts payable                                           $    161,129    $     51,250
       Bank overdraft                                                   19,528            --
       Related party obligations                                       389,056         173,687
                                                                  ------------    ------------

       Total Current Liabilities                                       569,713         224,937
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


    Common stock, par value $.0016; 50,000,000
       shares authorized; 20,413,629 and 10,808,632, outstanding        32,662          30,094
    Paid-in capital                                                    134,358          24,033
    (Deficit) accumulated during the development stage                (569,328)       (257,713)
                                                                  ------------    ------------


       Total Stockholders' Equity (Deficit)                           (402,308)       (203,586)
                                                                  ------------    ------------

                                                                  $    167,405    $     21,351
                                                                  ============    ============


    The accompanying notes are an integral part of these financial statements



                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                               Cummulative
                                                                                                   from
                                                                                              (commencement
                                                                                                    of
                                      Three Months Ended             Nine Monthe Ended         development
                                         September 30,                 September 30,              stage)
                                -----------------------------  ----------------------------         to
                                     2001            2000           2001            2000      June 30, 2001
                                ------------    ------------   ------------    ------------   -------------


REVENUES                        $       --      $       --     $       --      $     --       $       --
                                ------------    ------------   ------------    ------------   ------------

EXPENSES
   General and administrative        139,318            --          308,271            --          529,069
   Interest                              248            --            3,344            --            5,292
                                ------------    ------------   ------------    ------------   ------------

   Total expenses                    139,566            --          311,615            --          534,361
                                ------------    ------------   ------------    ------------   ------------

NET (LOSS)                      $   (139,666)   $       --     $   (311,615)   $       --     $   (534,361)
                                ============    ============   ============    ============   ============

NET (LOSS) PER SHARE            $      (0.01)           n/a    $      (0.02)            n/a
                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       20,413,629      18,808,632     19,343,623      18,808,632
                                ============    ============   ============    ============







    The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Cummulative
                                                                                        from
                                                                                      July 24,
                                                                                        2000
                                                                                   (commencement
                                                                                         of
                                                             Nine Monthe Ended      development
                                                              September 30,            stage)
                                                       --------------------------        to
                                                           2001           2000      Sep 30 2001
                                                       -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                       $  (311,615)   $      --     $  (534,361)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
          Common stock issued for services                   1,152           --          19,312
     Changes in operating assets and liabilities:
          Increase (decrease) in
            Inventories                                    (44,200)          --         (44,200)
            Accounts payable                               109,879           --         161,128
                                                       -----------    -----------   -----------

          Net Cash (Used) by Operating Activities         (244,784)          --        (398,121)
                                                       -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in leasehold improvements                    (18,085)          --         (18,085)
     Increase in deferred offering costs                      --             --         (21,251)
                                                       -----------    -----------   -----------

          Net Cash to financing activities                 (18,085)          --         (39,336)
                                                       -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in paid-in capital                             1,000
     Proceeds from sale of common stock                    132,992        132,992
     Increase in related party obligations                 110,249           --         283,937
                                                       -----------    -----------   -----------

          Net Cash from financing activities               243,241           --         417,929
                                                       -----------    -----------   -----------

NET (DECREASE) IN CASH                                     (19,628)          --         (19,528)

CASH AT BEGINNING OF PERIOD,                                   100           --            --
                                                       -----------    -----------   -----------

BANK OVERDRAFT AT END OF PERIOD                        $   (19,528)   $      --     $   (19,528)
                                                       ===========    ===========   ===========

SUPPLEMENTAL INFORMATION
          Interest paid                                $     3,344                  $     5,292
                                                       ===========                  ===========

NON-CASH ACTIVITIES
          Deferred offering costs applied to common
            stock subscriptions received               $    21,251                  $    21,251
                                                       ===========                  ===========

          Reduction in related party obligations due
          to receipt of-- fixed assets                 $   105,120                  $   105,120
                                                       ===========                  ===========



    The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                            (Deficit)
                                                                                                           Accumulated
                                                Common Stock                     Common Stock Subscribed     During
                                           ----------------------    Paid-in    ------------------------   Development
                                             Shares      Amount      Capital      Amount      Receivable      Stage         Total
                                           ----------  ----------  ----------   ----------    ----------   ----------    ----------

(audited)
Balances, at inception                     15,947,542  $   25,516  $     --           --            --     $  (34,967)   $   (9,451)
 Shares issued for compensation
    to employees @ $.01                     1,027,100       1,643       8,628         --            --           --          10,271
 Shares issued to settle debt @ $.01           18,000          29         151         --            --           --             180
 Shares issued for outside
   services @ $.01                          1,815,990       2,906      15,254         --            --           --          18,160
 Net (loss) for the period                       --          --          --           --            --       (222,746)     (222,746)
                                           ----------  ----------  ----------   ----------    ----------   ----------    ----------

Balances, December 31, 2000                18,808,632  $   30,094  $   24,033         --            --     $ (257,713)   $ (203,586)
(unaudited)
 Common stock subscribed, net
      of stock offering costs of $21,251         --          --          --      1,606,741    (1,500,000)        --         106,741
 Cancellation of stock subscriptions             --          --       106,741   (1,606,741)    1,500,000         --            --
 Issuance of common stock                     849,997       1,360      (1,360)        --            --           --            --
 Issuance of common stock for service         720,000       1,152        --           --            --           --           1,152
 Proceeds from sale of common stock            35,000          56       4,944         --            --           --           5,000
 Net (loss) for the nine months
      ended September 30, 2001                   --          --          --           --            --       (311,615)     (311,615)
                                           ----------  ----------  ----------   ----------    ----------   ----------    ----------

Balances, September 30, 2001, (unaudited)  20,413,629      32,662     134,358         --            --       (569,328)     (402,308)
                                           ==========  ==========  ==========   ==========    ==========   ==========    ==========






    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Although the Company's inception was July 24, 2000, there were no operations until after September 30, 2000.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 2. SUBSEQUENT EVENTS

In October 2001, the Company entered into three agreements for the provision of various consulting services designed to assist the Company in furthering its business plan. These agreements provide for the issuance of a total of 3,000,000 shares of the Company's common stock and warrants to purchase 2,000,000 shares of the Company's common stock at $.15 per share.

A Form S-8 has been filed with the Securities and Exchange Commission to provide for the registration of these securities and disclosure of the agreements.

ITEM 2. PLAN OF OPERATION

The Company's operations since inception have been limited, due to its inability to obtain financing on the net assets it was to liquidate of an established local uniform company pursuant to a management contract previously entered into. The Company is financially dependent on its principal shareholder, who has financed the majority of its cash flows to date. Exercise of the warrants in connection with any of the consulting agreements may provide the Company with additional capital.

                                   SIGNATURES


     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Armitec, Inc.


By:  /s/ Bruce R. Davis                             Dated: November 12, 2001
     --------------------------------------
     Bruce R. Davis
     President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ Bruce R. Davis                             Dated: November 12, 2001
     --------------------------------------
     Bruce R. Davis
     President and Chief Executive Officer