Form 10KSB
period 2001-12-31
ARMITEC INC
filed 2002-05-14
CIK 723619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2001


                         Commission file number: 0-11419


                                  ARMITEC, INC.
             (Exact Name of Registrant as specified in its Charter)


DELAWARE                                                              22-2435595
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                       4479 Atlanta Road, Smryna, GA 30080
          (Address of principal executive offices of Incorporation or organization and zip code)

                    Issuer's telephone number: (770) 432-8140
               (Registrants telephone number, including area code)


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

   YES [X]                                                       NO [ ]

     At December 31, 2001, 30,513,629 shares of the Registrant's Common Stock were issued and outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $1,430,740.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this report, references to the "Registrant", the "Company", "we", "us", and "our" refer to Armitec, Inc., a Delaware corporation. This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us as of present, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

          As a result of the disposition of the net assets of the Registrant in August 2000, the Registrant became a development stage company as of September 1, 2000. On December 29, 2000, the Registrant issued 13,940,785 shares of its $0.00167 par value common stock in exchange for all of the common stock of Armitec.com, Inc. ("Armitec.com"), which resulted in a change of control of the Registrant, and Armitec.com became a wholly owned subsidiary of Armitec. On May 2, 2002, Jack Young Associates, Inc., a wholly-owned subsidiary of the Registrant purchased the assets of Pocono Knits, Inc., a manufacturer of sweaters for the military.

     B.   Business of Issuer.

          During fiscal year 1999 and the majority of fiscal year 2000, the Registrant was inactive, except for the management of a limited portfolio of securities.

          Armitec, Inc is a provider of uniforms for the police, fire, postal, security and EMS. The company will be manufacturing sweaters at its wholly-owned subsidiary. The company will contract for the manufacture of shirts and trousers with independent contractors. The company will distribute its products through facilities it presently leases both in Atlanta, GA and Hazelton, PA.

          The company sell its products primarily through the use of independent sales representatives located throughout the U.S. The company also intend to sell its products through a catalog it is developing as well as through a web site presently under development.

          The primary competitors are much larger than the company and have a significantly more financial resources than the company. The company purchases its raw materials for manufacture from fabric mills located in the U.S.

          The principal customers are uniform retail stores, the military and various police and fire agencies located throughout the U.S.

          Employees.

          During the three previous years, the Registrant had no full-time employees other than executive officers. At December 31, 2000, the executive officers of the Registrant were Bruce R. Davis, President and Chief Executive Officer and Sandra Davis, Secretary.

II.  Properties.

     As of February 15, 2002, the Registrant is headquartered in leased premises at 4479 Atlanta Road, Smryna, GA 30080. The leased premises are under a five-year lease agreement for 12,000 square feet of office, showroom, and warehouse facilities. The Registrant has a five year renewal option. The following is a schedule of base annual lease rentals payable monthly for each of the next five years commencing February 15, 2002:

                     2002                   $81,638
                     2003                   $96,099
                     2004                   $98,982
                     2005                   $101,952
                     2006                   $105,012
                     Total                  $483,683


     In addition, the Registrant entered into a twenty-two (22) month lease for a 58,000 square foot portion of an industrial building located at East Diamond Avenue and Cedar Streets, Hazleton, Pennsylvania. The total rent for the term of the lease is $107,300, payable monthly in the amount of $8,941. The Registrant also agreed to pay $40,000 in back rent at the date of lease commencement, and in addition to the monthly rental payment of approximately $8,941, the Registrant will pay $5,740 per month towards back rent for a total of $14,682 per month until the total of $177,782 in back rent is paid in full. The registrant has a three-year renewal option, with an annual increase of 3% for the rental payments each year of the three year term.

III. Legal Proceedings.

     From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We are not currently engaged in any litigation, and our officers and directors presently know of no threatened or pending litigation in which it is contemplated that we will be made a party.

IV.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to our security holders for a vote during the fiscal year ending December 31, 2001.

                                     PART II

V.   Market For Registrant's Common Equity And Related Stockholder Matters.

     A.   Market information.

          Until July 31, 2001, the Registrant's common stock was traded on the "pink sheets." Beginning on August 1, 2001, the Registrant's common stock was listed on the OTC Bulletin Board under the symbol "AMTI."

          The following chart outlines the range of high and low bid information for the Registrant's common stock for the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


     2000                           High                    Low
     -----------------       -----------------       -----------------
     First quarter           No trading              No trading
     -----------------       -----------------       -----------------
     Second Quarter          No trading              No trading
     -----------------       -----------------       -----------------
     Third Quarter           No trading              No trading
     -----------------       -----------------       -----------------
     Fourth Quarter          No trading              No trading
     -----------------       -----------------       -----------------
     2001
     -----------------       -----------------       -----------------
     First Quarter           No trading              No trading
     -----------------       -----------------       -----------------
     Second Quarter          No trading              No trading
     -----------------       -----------------       -----------------
     Third Quarter           $            1.62       $            0.01
     -----------------       -----------------       -----------------
     Fourth quarter          $            0.30       $            0.06
     -----------------       -----------------       -----------------
     2002
     -----------------       -----------------       -----------------
     First Quarter           $            0.14       $            0.01
     -----------------       -----------------       -----------------

     B.   Holders.

          As of December 31, 2001, the approximate number of holders of record of the Registrant's common stock was 575. This number may not include individuals whose shares are held in "street names."

     C.   Dividends.

          Cash dividends have not been paid by the Registrant since it was formed and the Registrant does not plan to issue any dividends. The Company entered into a Convertible Note Purchase Agreement dated as of April 23, 2002, in which the Registrant covenanted that it would not declare or pay any dividends so long as the Convertible Note remained outstanding. The Convertible Note matures on April 23, 2004.

     D.   Recent Sales of Unregistered Securities.

          In January, 2000, the Registrant issued an aggregate of 18,000 shares of its common stock to Harold Gaffin in settlement of a prior account payable at $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          In February, 2000, the Registrant issued an aggregate of 2,000 shares of its common stock to Debra Blatz for services provided to the Registrant. The services were valued at $20.00 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          On June 1, 2000, the Registrant issued an aggregate of 1,000,000 shares of its common stock to Donald Carman and William Bryant as salary for their previous services provided to the Registrant for 15 and 12 years, respectively. The services were valued at $10,000.00 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          In September, 2000, the Registrant issued an aggregate of 25,100 shares of its common stock to Donald Carman as salary for previous services provided to the Registrant. The services were valued at $251.00 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          In December, 2000, the Registrant agreed to issue 1,815,990 shares of its common stock to Kevin Masters and Ari Berman for services provided and to be provided to the Registrant. The services were valued at $18,159.90 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          On December 29, 2000, the Registrant issued an aggregate of 13,940,785 shares of its common stock to Galt Capital Corporation in exchange for all of the outstanding common shares of Armitec.com, Inc. These Shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          In November, 2001, the Registrant issued an aggregate of 1,600,000 shares to Jim Solmson, Mitchell Davis, Glenn Michael Financial, Richard Otte, Joe Johnson, Jerry Roniger, Drew Corley and Kevin Masters for various services. The services were valued at $16,000 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been market "restricted."

          In November, 2001, the Registrant issued 5,750,000 shares of its common stock to Galt Capital Corporation as consideration for arranging financing for the Registrant's working capital through related parties. The shares were valued at $9,200 or $0.0016 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

          In April, 2002, the Registrant entered into a securities purchase agreement with the Stonestreet Limited Partnership for the issuance of a $350,000 7% convertible note and 3,500,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.042. The commission for the transaction was 10% ($35,000) and a common stock purchase warrant for 3,500,000 shares of our stock at an exercise price per share of $.042. Net proceeds amounted to $315,000.

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

     A.   General Overview.

          Armitec, Inc. became a development stage company as of September 1, 2000 as a result of or the disposition of the net assets of Armitec, Inc. in August 2000. The operations of Armitec, Inc. are reflected as development stage activities since July 24, 2000, the date of its formation. Armitec, Inc., is focused on entering the uniform industry either through a purchase of any existing entity or the start of its own operations.

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

     B.   Results of Operations.

          Since September 1, 2000 (date of inception), the Company has had significant operating losses aggregating $636,690, and working capital deficit . As of December 31, 2001, current liabilities exceed current assets by $531,997. The Company's continued existence has been dependant on cash proceeds received from the sale of its common stock and loans from a major shareholder. The Company hopes to reverse this trend by generating cash inflows through its acquisition of Pocono Knits, Inc. (described below). To accomplish this objective, the Company will require working capital to satisfy present obligations, current operating expenses and to produce inventory.

          On December 12, 2000, the Registrant entered into a Plan and Agreement to Exchange Stock by and among Registrant, JRO Group, Inc. ("JRO") and the Shareholders of JRO. On March 20, 2001, the parties completed the share exchange. In March 2001, a report of the accounts receivable status by a Special Master for the acquired company was presented to the Superior Court of Fulton County, pursuant to a request by the acquired company's bank. Based on this report and the subsequent events resulting therefrom, the acquired company is unable to finance its current assets as it had done formerly. On April 23, 2001, the parties mutually agreed to rescind the share exchange because of the foregoing, and the inability of JRO to obtain the audits necessary for the Registrant to complete its filings under the Securities Exchange Act of 1934. On that same date, Armitec and JRO entered into a letter of intent whereby Armitec will act as a receiver and liquidator over a one-year period. In June 2001, the fiancial condition of JRO further deteriorated and the Registrant decided to abandon its interest therein.

          In December, 2001, the Company moved to a new location providing it with a uniform retail showroom, a warehouse and office space.

     C.   Financial Condition, Liquidity and Capital Resources.

          In the latter part of 2001 the Company continued its attempts to raise needed capital and as of December 31, 2001, only a small amount of capital had been raised. In April, 2002, the Company raised $315,000 in net proceeds from the sale of a convertible note (see below).

          Additional capital will be needed to continue the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

     D.   Plan of Operations

          The Company is currently seeking another acquisition or in the alternative, raising additional funds necessary to commence retail and manufacturing operations.

     E.   Subsequent Events.

          During April 2002, the Company entered into a convertible debt financing agreement with Stonestreet Limited Partnership for an aggregate of $350,000. The stated interest rate is 7% per annum and the unpaid principal and interest balance is due in full by April 23, 2004. Net proceeds to the Company amounted to approximately $315,000, which is net of debt issue costs. The Company issued 3,500,000 warrants to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.042.

          On May 2, 2002, Jack Young Associates, Inc., a wholly owned subsidiary of the Registrant, purchased the assets of Pocono Knits, Inc, a New Jersey corporation. Pocono Knits is a manufacturer of sweaters for the military, police, postal, fire and security companies. The Company has been in business for over 40 years and services the same customer base as Armitec intends to service. The sale was consummated pursuant to the terms and conditions of an Asset Purchase Agreement, dated as of March 15, 2002, as amended by a First Amendment to Asset Purchase Agreement dated May 2, 2002 (the "Asset Purchase Agreement").

          Pursuant to the terms of the Asset Purchase Agreement, Jack Young Associates, Inc. assumed all of the obligations of Pocono Knits, Inc. in the aggregate amount of approximately $1,900,000. In connection with the Asset Purchase Agreement, the Registrant entered into a Stock Pledge Agreement whereby the Registrant pledged all of the issued and outstanding shares of Jack Young Associates, Inc. to Jack Young as security for the performance of certain obligations of the Registrant, including the payment of all amounts now due or coming due at any time thereafter in connection with such obligations.

          The purchase price paid in connection with the sale was determined through arms-length negotiations among the parties to the Asset Purchase Agreement. The foregoing description is qualified in its entirety by reference to the Asset Purchase Agreement, as amended, and the Stock Pledge Agreement, copies of which are attached as exhibits hereto and incorporated by reference herein.

          The Company will file the required pro forma financial information as soon as is practicable, but not later than 60 days after the date that this report is required to be filed.

          In addition, the Registrant entered into a Consulting Agreement with the former president of Pocono Knits, which pays the consultant $127,200 per year and 2,000,000 shares of the Registrant's common stock. The 2,000,000 shares of common stock subject to a Put Agreement whereby upon the five year anniversary of the Put Agreement, the consultant may put the shares back to the Registrant for the sum of $550,000. At any time after the two year anniversary of the Put Agreement, the Registrant may call the 2,000,000 shares for the sum of $550,000. If the consultant rejects a call from the Registrant, the consultant's put option will terminate. The Registrant also entered into an Employment Agreement with the former Vice President of Pocono Knits with compensation in the amount of $96,180 per year.

     F.   Certain Risk Factors.

          An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report before investing in our common stock. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes.

          If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

WE ARE A NEW BUSINESS WITH NO OPERATING HISTORY

     The share exchange with Armitec.com resulted in a change of control of the Registrant and a change in our management. Our profitability will depend primarily upon our operations and there is no assurance that we will ever operate profitably. Because of the substantial start-up costs that must be incurred by a new company, we expect to incur significant operating losses during our initial years of operations. No assurance can be given that our future operations will be successful. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are a development stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a new business in any industry. WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDING TO OPERATE OUR
BUSINESS AND PURSUE OUR STRATEGIES AND AS A RESULT OUR RECENT ACQUISITION AND BUSINESS MAY FAIL

     We will need additional funds to continue our operations. On May 2, 2002, our wholly-owned subsidiary, Jack Young Associates, Inc. purchased the assets of Pocono Knits, Inc, a New Jersey corporation. The acquisition of the assets of Pocono Knits significantly increased the amount of and the immediacy of our needs for additional working capital. In addition, in connection with the asset purchase, we entered into a stock pledge agreement whereby all of the shares of Jack Young Associates, Inc. were pledged to the former shareholder of Pocono Knits to guarantee the payment of certain obligation contained therein. We expect to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources and/or by obtaining financing through a bank or other entity. Implementation of our strategy and our business plan is contingent upon the availability of such funding sources. No assurance can be given that we will be able to raise debt or equity capital, on acceptable terms, or at all, in order to fund our operations as set forth above. Any future offering of securities may not be successful. We may not be able to continue to operate and/or we may forfeit all of the stock of Jack Young Associates, Inc. if we are unable to obtain additional capital when needed.


WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL, LIMITED SOURCES OF LIQUIDITY, A DEFICIT NET WORTH AND SUBSTANTIAL LOSSES TO DATE.

     We require substantial capital to pursue our operating strategy and currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing which may not be available. To date, we have limited internal sources of liquidity and expect limited internal cash flow in the immediate future. We do not have any commitments to raise additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to continue the funding of our business. The Company has a deficit net worth and substantial losses. Should the Company be unable to obtain the necessary working capital to continue and the Company be forced to liquidate its assets, investors will likely lose their entire investment.


OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY DEVELOP PRODUCTS THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

     We believe that our ability to compete depends on many factors both within and beyond our control. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. Existing or future competitors may develop or offer products that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition.

THE SHARES THAT MAY BE ISSUED UPON CONVERSION OF OUR CONVERTIBLE NOTE AND WARRANT MAY RESULT IN A CHANGE IN OUR CONTROL

     On April 23, 2002, we entered into a Convertible Note in the principal amount of $350,000 that is convertible into our common stock at the lesser of $0.07 or 70% of our average per share market value (as defined therein), and entered into a Warrant to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.042. Because of the floorless conversion feature in the Convertible Note, we cannot predict at this time the number of shares that will be issued in connection with any conversions of the Convertible Note. Our current management beneficially owns 17,640,785 shares of our common stock. As such, if the Convertible Note and Warrant are converted and exercised the holders of such shares may own more shares than current management.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

     Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.00167 per share. However, on April 23, 2002, our shareholders, by written consent, authorized an amendment to our certificate of incorporation that will increase our authorized shares to 300,000,000, which will become effective upon the effectiveness of an Information Statement on
Schedule 14C that we intend to file. On April 23, 2002, we entered into a Convertible Note in the principal amount of $350,000 that is convertible into our common stock at the lesser of $0.07 or 70% of our average per share market value (as defined therein), and entered into a Warrant to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.042. In connection with the Convertible Note and the Warrant, we entered into a Registration Rights Agreement in which we agreed to register the shares underlying the Convertible Note and the Warrant. Because of the floorless conversion feature in the Convertible Note, we cannot predict at this time the number of shares that will be issued in connection with any conversions of the Convertible Note. We also have warrants outstanding to purchase an additional 1,950,000 shares at an exercise price of $0.15.

     The conversion or all or part of the above-mentioned Convertible Note or the exercise of any of the above-mentioned warrants, and any other future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


THE SHARES THAT WILL BE AVAILABLE FOR RESALE UPON CONVERSION OF OUR CONVERTIBLE NOTE AND WARRANTS AND THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     On April 23, 2002, we entered into a Convertible Note in the principal amount of $350,000 that is convertible into our common stock at the lesser of $0.07 or 70% of our average per share market value (as defined therein), and entered into a Warrant to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.042. In connection with the Convertible Note and the Warrant, we entered into a Registration Rights Agreement in which we agreed to register the shares underlying the Convertible Note and the Warrant. Because of the floorless conversion feature in the Convertible Note, we cannot predict at this time the number of shares that will be issued in connection with any conversions of the Convertible Note. We also have warrants outstanding to purchase an additional 1,950,000 shares at an exercise price of $0.15.

     The market price of our common stock could drop if substantial amounts of shares are sold in the public market or if the market perceives that those sales could occur. A drop in the market price could adversely affect holders of our common stock and could also harm our ability to raise additional capital by selling equity securities. In addition, after a one-year holding period, shares held by our non-affiliates will become eligible for trading, pursuant to Rule
144 of  the  General  Rules  and  Regulations  of the  Securities  and  Exchange
Commission, without any additional payment to us or any increase in our capitalization.

OUR COMMON STOCK IS TRADED ON THE OVER THE COUNTER BULLETIN BOARD AND, AS A RESULT, THERE MAY BE LIMITED TRADING VOLUME IN THE STOCK, AS WELL AS A GREATER SPREAD BETWEEN "BID" AND "ASKED" PRICES.

     Our common stock is traded on the Electronic Bulletin Board, on the over the counter market (the "OTC Bulletin Board"). While a public market currently exists for our common stock, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over the counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the common stock without regard to our operating performance.

     Issuers whose securities are traded on the OTC Bulletin Board may experience a greater spread between the "bid" and "asked" prices of their securities compared with securities traded on a national securities exchange or Nasdaq, and a limited liquidity in their securities. In addition, many investors have policies against the purchase or holding of securities traded in the over-the-counter markets. Trading in an over-the-counter market such as OTC Bulletin Board has, and will continue to, affect both the trading volume and the market value of our common stock for the foreseeable future.


WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE

     We intend to retain all future earnings for use in the development of its business. We have never paid and do not currently anticipate paying any cash dividends on our Common Stock in the foreseeable future.

VII. Financial Statements.

The following documents are filed as part of this report:

    (1)   Independent Auditor's Report.......................................F-1

    (2)   Financial statements:

         Consolidated Balance Sheet .........................................F-2

         Consolidated Statement of Operations ...............................F-3

         Consolidated Statement of Changes in Stockholders' Equity ..........F-4

         Consolidated Statement of Cash Flows ...............................F-5

         Notes to Financial Statements.......................................F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

VIII.    Disagreements On Accounting And Financial Matters.

     On April 12, 2001, the registrant engaged Braverman & Company, P.C. as its principal accountant to replace its former principal accountant, Moore Stephens Tiller LLC. The decision to dismiss Moore Stephens Tiller LLC was approved by the Board of Directors of registrant. Neither of the reports of the former principal accountants on the financial statements for the fiscal year ending August 31, 1999, or for the four-months ending December 31, 1999, for Armitec, Inc. (formerly Family Health Systems, Inc.) contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years, the audited period ending August 31, 1999, the subsequent audited interim period through December 31, 1999, and the subsequent interim period preceding the dismissal, there were no disagreement(s) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have caused it to make reference to the subject matter or the disagreement(s) in connection with its reports. During the audited period ending August 31, 1999, and the subject audited interim period, the registrant has not consulted Moore Stephens Tiller LLC, regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2). Moore Stephens Tiller LLC furnish the Registrant with a letter addressed to the U.S. Securities and Exchange Commission dated May 16, 2001, which was filed as Exhibit No. 1 to the Registrant's report on Form 8-K/A filed on May 18, 2001.


                                    PART III

IX.  Directors And Executive Officers Of The Registrant.

     A.   Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth all the directors, executive officers and significant employees of the Registrant as of December 31, 2001.

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

     Sandra Davis, Secretary and Director. Ms. Davis became Secretary of the Registrant on December 29, 2000 pursuant to the terms of the Share Exchange between the Company and Armitec.com. From 1995 until the present time, Ms. Davis has served as the Secretary of Golf Capital Corporation in Atlanta, Georgia, a real estate development and consulting company. Ms. Davis has also served as Secretary and as a director of Armitec.com from July 2000 to the present time. Ms. Davis attended New York University. Ms. Davis is the wife of Bruce Davis, President, Chief Executive Officer and a director of the Registrant

     Directors hold office until the next annual meeting of shareholders. The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.

     Officers are elected by the Board of Directors following the annual meeting of stockholders.

     B.   Compliance with Section 16(a) of the Exchange Act

     The members of Armitec's Board of Directors, the executive officers of Armitec and persons who hold more than 10% of Armitec's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of Armitec's Common Stock and their transactions in such Common Stock. Based upon (1) the copies of Section 16(a) reports that Armitec received from such persons for transactions in the Common Stock and their Common Stock holdings for the fiscal year ended December 31, 2001, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period, Armitec believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except as described herein.

     Galt Capital Corporation inadvertently failed to timely file a Form 4 with the Commission to report the private transfer of shares to two individuals in January 2001. Galt Capital Corporation inadvertently failed to timely file a Form 5 with the Commission to report the acquisition of shares of common stock of the Registrant in November 2001. The Company has taken steps to ensure that its officers, directors and ten percent shareholders are aware of the requirements for the filing of these reports.

X.   Executive Compensation.

     Cash compensation. Our Chief Executive Officer has received no compensation for the last three fiscal years, and no other executive officer received in excess of $100,000 during any of the last three fiscal years.

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

XI.  Security Ownership Of Certain Beneficial Owner And Management.

     The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares and by all officers and directors of the Company as of April 23, 2002. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.

                                            Shares Beneficially Owned
                                              As of April 23, 2002

Name and Address                         Number                     Percent

Bruce R. Davis                         17,640,785(1)                 59.2%
Sandra Davis                           17,640,785(2)                 59.2%
Galt Capital Corporation               17,640,785                    59.2%
1295 West Garmon Road
Atlanta, Georgia 30327

(1)  Based  on  17,640,785   shares  of  common  stock  owned  by  Galt  Capital
     Corporation. One hundred percent of the Capital Stock of Galt Capital Corporation is owned by Sandra P. Davis, the wife of Bruce R. Davis.

(2)  Based  on  17,640,785   shares  of  common  stock  owned  by  Galt  Capital
     Corporation. One hundred percent of the Capital Stock of Galt Capital Corporation is owned by Sandra P. Davis

         Changes in Control.

     On April 23, 2002, we entered into a Convertible Note in the principal amount of $350,000 that is convertible into our common stock at the lesser of $0.07 or 70% of our average per share market value (as defined therein), and entered into a Warrant to acquire 3,500,000 shares of the Company's common stock at an exercise price of $.042. Because of the floorless conversion feature in the Convertible Note, we cannot predict at this time the number of shares that will be issued in connection with any conversions of the Convertible Note. Our current management beneficially owns 17,640,785 shares of our common stock. As such, if the Convertible Note and Warrant are converted and exercised the holders of such shares may own more shares than current management.

XII. Certain Relationships And Related Transactions.

     During 2001, Galt Capital Corporation ("Galt") advanced an additional $68,015 to the Registrant. In addition, a management fee for the services of the president of the Registrant payable to Galt of $170,000 for the year was recorded for a total balance outstanding to Galt at December 31, 2001 of $346,702. The Registrant's president and his wife's affiliated companies advanced an additional $41,192 to the Registrant during the year and no principal reduction occurred during 2001. None of these non-interest bearing advances are collateralized. Two shareholders had advanced $25,000 during the year, which remains outstanding at the end of the year.

In addition, Galt was issued 5,750,000 shares common stock valued at par, for a total of $9,200 in partial consideration for arranging financing for the Registrant's working capital through related parties.

The following is a summary of related party obligations at December 31, 2001:

       Colonial Corporation                        $ 75,000
       Galt Capital Corporation                     346,702
       President and wife's affiliated companies     41,192
       Shareholder advances                          25,000
                                                   --------

       Total related party obligations             $487,894
                                                   ========

XIII.     Other.

          A.   Exhibits

         2.1 Plan and Agreement to Exchange Stock by and among Armitec.com, Inc., the Armitec.com shareholders, and Armitec, Inc. (2)

         2.2 Asset Purchase Agreement among Jack Young, Inc., Pocono Knits, Inc. and the Shareholders of Pocono Knits, Inc. (1)

         2.3   First Amendment to Asset Purchase Agreement (1)

         3.1   Articles of Incorporation (3)

         3.2   Amended and Restated Bylaws (1)

         3.3   Amendment to Articles of Incorporation (4)

         4.1   Specimen Certificate of Common Stock (1)

         10.1  Consulting Agreement with Robert P. Atwell (5)

         10.2  Warrant issued to Bruce Barren (5)

         10.3  Consulting Agreement with Michael Price (6)

         10.4  Consulting Agreement with Donald C. Carman (6)

         10.5  Warrant issued to Michael Price (6)

         10.6  Consulting Agreement with Michael Price (7)

         10.7  Consulting Agreement with Alberto De Jesus Rendon (7)

         10.8  Lease Agreement with Feldberg Properties I, LLC (1)

         10.9  Lease Agreement with Sargent Realty (1)

         10.10 Convertible Note Purchase Agreement among Armitec, Inc. and Stonestreet Limited Partnership (1)

         10.11 Secured Convertible Promissory Note with Stonestreet Limited Partnership (1)

         10.12 Warrant Agreement with Stonestreet Limited Partnership (1)

         10.13 Registration    Rights   Agreement   with   Stonestreet   Limited
               Partnership (1)

         10.14 Security Agreement among Armitec, Inc., Stonestreet Limited Partnership, and Galt Capital Corporation (1)

         10.15 Stock Pledge Agreement by and between Armitec, Inc. and Jack Young (1)

         10.16 Escrow Agreement by and among Armitec, Inc., Jack Young and Escrow Agent (1)

         10.17 Employment Agreement with Tony Anzovino (1)

         10.18 Consulting Agreement with Jack Young (1)

         10.19 Put Agreement by and between Jack Young Associates, Inc. and Jack Young (1)

         21.1  Subsidiaries of Resident

         23.1  Consent of Braverman & Company, P.C. (1)


          (1)  Filed herewith.

          (2) Incorporated by reference to the Form 8-K filed by the Registrant on January 16, 2001.

          (3)  Incorporated  by  reference  to  the  Registrant's   registration
               statement on Form S- 18 filed with the Securities and Exchange Commission in August 1983.

          (4) Incorporated by reference to the Form 8-K report filed by Registrant on September 22, 2000.

          (5) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on November 9, 2001.

          (6) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on February 14, 2002.

          (7) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on March 6, 2002.

          B.   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Date:  May 10, 2002                /s/ Bruce R. Davis
                                        --------------------------------------
                                        Chairman of the Board, President,
                                        Chief Executive Officer,
                                        Chief Financial and Accounting Officer,
                                        Treasurer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Date:  May 10, 2002                /s/ Bruce R. Davis
                                        --------------------------------------
                                        Chairman of the Board, President,
                                        Chief Executive Officer,
                                        Chief Financial and Accounting Officer,
                                        Treasurer, and Director



     Date:  May 10, 2002                 /s/ Sandra Davis
                                        --------------------------------------
                                        Secretary and Director

                                  ARMITEC, INC.


                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----




INDEPENDENT AUDITOR'S REPORT                                                 F-1
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET                                                   F-2
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-3
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                                    F-4
 -------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-5
--------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS                                                F-6
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Armitec, Inc.
Smyrna, Georgia

We have audited the accompanying consolidated balance sheet of Armitec, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended. We also audited the consolidated statements of operations, cash flows and changes in stockholders' equity for the period from July 24, 2000 (inception of development stage), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armitec, Inc. and subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and from July 24, 2000 (inception of development stage) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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





Braverman & Company, P.C.
Prescott, Arizona
April 23 , 2002, except for Note 7, as to which the date is May 5, 2002

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEET




                                     ASSETS
                                     ------

    CURRENT ASSETS
           Cash                                                       $   7,557
           Finished goods Inventory                                      71,189
           Prepaid rent                                                   7,775
                                                                      ---------

           Total current assets                                          86,521
                                                                      ---------

    Furniture, fixtures and equipment, at cost                           66,120
                                                                      ---------

    OTHER ASSETS
          Lease deposit                                                  15,500
                                                                      ---------

           Total other assets                                            15,500
                                                                      ---------

                                                                      $ 168,141
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


    CURRENT LIABILITIES

           Accounts payable                                           $ 138,918
           Related party obligations                                    479,600
                                                                      ---------

           Total Current Liabilities                                    618,518
                                                                      ---------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock, par value $.00167; 50,000,000
           shares authorized; 30,513,629 shares outstanding              50,958
        Paid-in capital                                                 170,322
        (Deficit) accumulated during the development stage             (671,657)
                                                                      ---------


           Total Stockholders' Equity (Deficit)                        (450,377)
                                                                      ---------

                                                                      $ 168,141
                                                                      =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Cummulative
                                                                                             from
                                                                                            July 24,
                                                                                             2000
                                                                                        (commencement
                                                                                               of
                                                                                         development
                                                                                            stage)
                                                                                              to
                                                      2001                 2000       December 31, 2001
                                            -----------------    -----------------    -----------------

REVENUE                                     $            --      $            --      $            --
                                            -----------------    -----------------    -----------------

OPERATING EXPENSES
  General and adminstrative                           410,599              220,798              631,398
  Interest expense                                      3,344                1,948                5,292
                                            -----------------    -----------------    -----------------

    TOTAL EXPENSES                                    413,944              222,746              636,690
                                            -----------------    -----------------    -----------------

NET(LOSS) FROM OPERATIONS                   $        (413,944)   $        (222,746)   $        (636,690)
                                            -----------------    -----------------    =================

BASIC AND DILUTED (LOSS) PER COMMON SHARE   $           (0.02)   $           (0.01)
                                            =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 26,804,765           16,716,683
                                            =================    =================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                         (Deficit)
                                                                                                        Accumulated
                                                                   Common Stock                           During
                                                            --------------------------      Paid-in     Development
                                                               Shares         Amount        Capital        Stage          Total
                                                            -----------    -----------    -----------   -----------    -----------
Balances, at inception                                       15,947,542    $    25,516    $      --     $   (34,967)   $    (9,451)
 Shares issued for compensation
    to employees @ $.01 per share, June 10, 2000              1,027,100          1,643          8,628                       10,271
 Shares issued to settle debt at $.01 per share, June 10,        18,000             29            151                          180
 Shares issued for consulting
   services @ $.01 per share                                  1,815,990          2,906         15,254        18,160
 Net (loss) for the period                                                                                 (222,746)      (222,746)
                                                            -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2000                                  18,808,632         30,094         24,033      (257,713)      (203,586)
 Issuance of common stock February 12, 2001,
  net of offering costs of $21,251, at $.15 per share           849,997          1,360        105,381                      106,741
 Issuance of common stock for consulting services
   on April 10, 2001, at par                                    720,000          1,152                                       1,152
 Proceeds from sale of common stock, July 15, 2001
  at $.15 per share                                              35,000             56          4,944                        5,000
Common stock issued for consulting
 services July 1, 2001, at par                                7,350,000         11,760                                      11,760
Common stock issued for consulting
 services November 8, 2001, at $.01 per share                 2,500,000          4,000         21,000                       25,000
Proceeds from sale of common stock
 November 8, 2001, at $.15 per share                             50,000             80          7,420                        7,500
Proceeds from exercise of stock purchase warrants
 on December 27, 2001, at $.05 per share                        200,000            320          9,680                       10,000
Change in par value to .00167 per share                                          2,136         (2,136)                        --
 Net (loss) for the year                                                                                   (413,944)      (413,944)
                                                            -----------    -----------    -----------   -----------    -----------

Balances, December 31, 2001,                                 30,513,629    $    50,958    $   170,322   $  (671,657)   $  (450,377)
                                                            ===========    ===========    ===========   ===========    ===========



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Cummulative
                                                                                                            from
                                                                                                          July 24,
                                                                                                            2000
                                                                                                       commencement
                                                                                                            of
                                                                                                         development
                                                                                                           stage)
                                                                                                            to
                                                                    2001                 2000       December 31, 2001
                                                          -----------------    -----------------    -----------------

 OPERATING ACTIVITIES
         Net (loss) from operations                       $        (413,944)   $        (222,746)   $        (636,690)
         Adjustments to reconcile net (loss) to net
            cash used by operating activities:
        Issuance of common stock for services                        37,912               18,160               56,072
        Changes in-
          Inventories                                               (71,189)             (71,189)
          Prepaid rent                                               (7,775)              (7,775)
          Accounts payable                                           87,668               51,250              138,918
          Related party obligations                                 305,913              173,687              479,600
                                                          -----------------    -----------------    -----------------

        Net Cash Flows (To) Operating Activities                    (61,415)              20,351              (41,064)
                                                          -----------------    -----------------    -----------------

 INVESTING ACTIVITIES
          Deferred offering costs                                   (21,251)             (21,251)
          Increase in furniture, fixtures and equipment             (66,120)             (66,120)
          Increase in lease deposit                                 (15,500)             (15,500)
                                                          -----------------    -----------------    -----------------

        Net Cash Flows From (To) Investing Activities               (81,620)             (21,251)            (102,871)
                                                          -----------------    -----------------    -----------------

 FINANCING ACTIVITIES
         Proceeds from sale of common stock                         150,492                1,000              151,492
                                                          -----------------    -----------------    -----------------

        NET CASH FROM FINANCING ACTIVITIES                          150,492                1,000              151,492
                                                          -----------------    -----------------    -----------------

        NET INCREASE (DECREASE) IN CASH                               7,457                  100                7,557
                                                          -----------------    -----------------    -----------------

        CASH BEGINNING OF PERIOD                                        100                 --                   --
                                                          -----------------    -----------------    -----------------

        CASH END OF PERIOD                                $           7,557    $             100    $           7,557
                                                          =================    =================    =================



SUPPLEMENTAL INFORMATION
          Interest paid                                   $           3,344    $           1,948    $           5,292
                                                          =================    =================    =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background
------------------

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

Principles of Consolidation
---------------------------

The Company's consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Armitec.Com, Inc. (ACI), a Georgia corporation acquired in a reverse merger on December 29, 2000. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation and Operations
-----------------------------------------------

Year 2000
---------

The Company issued 13,940,785 shares of its $.00167 par value common stock in exchange for all of the shares of common stock outstanding of ACI. ACI is a development stage company, wholly owned by a corporation owned and controlled by the president of ACI. An additional 13,525,928 shares of the Company's common stock were set aside for private placement and services to be subsequently incurred in connection with the business plan of the Company. Shares unsold at the end of the private placement offering period are to be issued to the AI shareholder at nominal value.

The historical transactions of ACI have been carried forward since it is considered the acquirer for accounting purposes, its shareholders having received more shares of AI's common stock than were outstanding prior to the exchange. ACI has a fiscal year-end of December 31. As a result of the disposition of the net assets of AI in August 2000, AI became a development stage company as of September 1, 2000, whereas, the operations of ACI are reflected as development stage activities since July 24, 2000, the date of its formation. All operations prior to the development stage of AI have been eliminated in the accompanying consolidated statements of operations and cash flows. Unless otherwise indicated, all references to the Company include AI and ACI.

Year 2001
---------

An unsuccessful attempt was made to assist an Atlanta, Georgia based retail uniform distributor in salvaging its existing business for the potential future benefit of the Company during the first half of the 2001. The latter half involved several attempts to find additional sources of financing and to acquire an existing business with which to further the Company's business plan and objectives. No revenues were earned during 2001. In December 2001 the Company moved to a permanent location in Smyrna, Georgia.

                          ARMITEC, INC. AND SUBSIDIARY
                         (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions
--------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentations.

Cash Equivalents
----------------

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. To date the Company has had none of these.

Fair Value of Financial Instruments
-----------------------------------

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

Inventory
---------

The inventory as of December 31, 2001, is stated at the lower of cost (first-in, first-out), or market, and consists mainly of ready to wear uniforms and related components thereof, which are worn primarily by various police, security and fire protection personnel throughout the United States. The Company offers to embroider or sew insignias using its own equipment and personnel. The majority of the inventory was acquired during 2001from a managed company whose similar business failed during the year. As of December 31, 2001, none of the acquired inventory was sold.

Income Taxes
------------

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

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year 2000
---------

For financial reporting purposes, the Company has sustained a consolidated loss for the development stage period commencing July 24, 2000 and ending December
31. 2000, of approximately $222,000 of which approximately $ 122,000 is considered start-up costs, deferred for income tax purposes until the Company commences operations. The balance of $100,000 is considered a permanent non-deductible difference. The Company's future utilization of such deferred tax benefit cannot be currently ascertained. Accordingly, a valuation allowance of approximately $37,000 has been provided equal to the value of the deferred tax asset of $122,000. Start-up costs are not deductible until the business of the Company commences, at which time they may be amortized over a 60-month period, unless permanently capitalized. Therefore, at December 31, 2000, there is no significant net operating loss for income tax purposes.

Year 2001
---------

The Company maintained its development stage status through December 31, 2001 and incurred a net operating loss of $414,000, substantially all of which is considered start-up costs for income tax purposes and will be amortized or permanently capitalized when its business commences as stated above. The deferred tax benefit of the 2001 net operating loss is $144,000. Since the Company is not able to determine its ability to utilize the accumulated losses to date of $535,000 for income tax purposes at the present time, a valuation allowance has been provided totaling $181,000 of which $144,000 is for 2001. The Company has 20 years from the commencement of the amortization of start-up costs to fully utilize them.

Depreciation
------------

The following is an analysis of the cost of furniture, fixtures and equipment. Depreciation expense will begin upon the commencement of operations estimated to occur in April 2002. The Company expects to depreciate the cost of these assets utilizing the straight-line method over estimated useful lives of 2 to 7 years.


            Embroidery Equipment             $48,800
            Displays and fixtures              4,000
            Computer systems                   6,020
            Office furniture and equipment     7,300
                                             -------

            Total                            $66,120
                                             =======


Loss Per Share
--------------

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

Basis of  Presentation  and  Management's  Actions  to  Overcome  Operating  and
--------------------------------------------------------------------------------
Liquidity Problems
------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to raise additional debt or equity financing and to begin operations in May 2002, which are anticipated to be sufficient to provide the necessary cash flow to meet the Company's expectations.


NOTE 2 - RELATED PARTY TRANSACTIONS AND OBLIGATIONS

Year 2000

In connection with the merger in 2000, ACI agreed to pay on an unsecured basis without interest, $75,000 to a company owned by the majority shareholders of AI, Colonial Corporation, for legal, auditing, and other expenses in addition to $25,000, which had been paid to them for such costs as of December 31, 2000. The president of the Company guaranteed this unsecured obligation, which is evidenced by a promissory note due March 29, 2001. The note became past due and no principal has been paid to date. The creditor has taken no action, nor has the guarantor made any repayment of this past due amount.

As of December 31, 2000, Galt Capital Corporation (Galt), paid or incurred a total of $98,687 of costs and expenses on behalf of the Company through that date, including a management fee for the services of the president of the Company of $25,000.

Year 2001

During 2001, the parent company of ACI advanced or incurred an additional $69,721 to or on behalf of the Company. In addition, a management fee for the services of the president of the Company payable to Galt of $170,000 for the year was recorded for a total balance outstanding to Galt at December 31, 2001 of $338,408. The Company's president and his wife's affiliated companies advanced an additional $41,192 to the Company during the year and no principal reduction to them occurred during 2001. None of these non-interest bearing advances are collateralized. Two shareholders had advanced, without collateral or interest, $25,000 during the year, which remains outstanding at the end of the year.

Galt was issued 5,750,000 shares of common stock valued at par, for a total of $9,200 in partial consideration for arranging financing for the Company's working capital through related parties and others.

The following is a summary of related party obligations at December 31, 2001:

           Colonial Corporation                        $ 75,000
           Galt Capital Corporation                     338,408
           President and wife's affiliated companies     41,192
           Shareholder advances                          25,000
                                                       --------

           Total related party obligations             $479,600
                                                       ========

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements


NOTE 3 - TERMINATION OF MANAGEMENT AGREEMENT

In December 2000, the Company agreed to acquire all of the outstanding common stock of a Georgia company (target company) engaged in the business of retail distribution and sales of uniforms, principally to governmental agencies in Georgia. Upon the completion of conditions precedent, the acquisition would have resulted in the Georgia company retaining the 7,500,000 shares originally issued to them in a contemplated purchase transaction during 2000.

In early 2001, the Company filed a Form 8-K reporting the transaction as completed, subject to the furnishing of audited financial statements of the acquired company. In March 2001, a report of the accounts receivable status by a Special Master for the acquired company was presented to the Superior Court of Fulton County, pursuant to a request by the acquired company's bank. Based on this report and the subsequent events resulting therefrom, the acquired company was unable to finance its current assets as it had done formerly. Accordingly, the Company rescinded the acquisition and entered into a management agreement. The proposed management agreement provided that the Company would allow the issued shares of its common stock to be retained if the liquidation was beneficial to the Company.

In June 2001, the financial condition of the managed company further deteriorated and the Company decided to abandon its interest therein and relocate its offices. The Company incurred approximately $320,000 in pursing the potential business opportunities originally presented by the target company, exclusive of accrued management fees for the services of the president of the Company. The Company was able to recover merchandise inventory, furniture, fixtures and equipment from the target company, valued at approximately $137,000 as a partial offset against advances and expenses paid and/or incurred. The 7,500,000 share certificates were not returned to the Company as agreed upon, as the holder has claimed all three certificates were lost. Accordingly, those shares are considered issued but not outstanding as of December 31, 2001.


NOTE 4 - PRIVATE PLACEMENT MEMORANDUM

As a result of the private placement of the Company's common stock effective December 14, 2000, the Company received gross proceeds of $127,992 as of February 12, 2001.


NOTE 5 - REGISTRATION STATEMENT

During 2001, the Company filed a registration statement with the Securities and Exchange Commission on Form S-8 in connection with the issuance of 2,000,00 warrants to purchase an equivalent number of shares, and issuance of 2,500,000 shares of the Company's common stock. All 4,500,000 shares were issued during 2001, however, 1,750,000 shares are considered not outstanding as they are subject to warrant exercise. The warrant holder exercised 250,000 warrants during 2001 of which 200,000 shares were exercised at an agreed upon reduced price of $.05 per share and the balance at the originally stated exercise price of $.15 per share, leaving 1,750,000 unexercised warrants as of December 31, 2001. Each warrant is convertible into one share of the Company's common stock at a price of $.15 per share through the expiration date of October 26, 2004.

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 6 - COMMITMENTS and CONTINGENCIES

Operating Lease Agreement
-------------------------

In December 2001, the Company entered into a 5 year lease agreement for office, showroom, and warehouse facilities in Smyrna, Georgia commencing February 15, 2002. The Company is obligated to pay the tenant construction cost of $12,800. The lease is guaranteed by the President of the Company. The lease agreement provides for a 5 year renewal option with continuing base monthly rentals increasing annually for a 5 year total aggregating $574,254 .

Base rentals are in addition to the facility's operating expenses, which include among other things, repairs and maintenance, cleaning and janitorial, utility costs and expenses, wages, salaries, and fringe benefits of security, operation, maintenance and repair personnel, insurance carried by the landlord, and real estate and personal property taxes. The following is a schedule of base annual lease rentals payable monthly for each of the next 5 years commencing February 15, 2002:


                           2002   $ 81,638
                           2003     96,099
                           2004     98,982
                           2005    101,952
                           2006    105,012
                                  --------

                           Total   483,683
                                  ========


Consulting Expenses
-------------------

In connection with the registration of shares on Form S-8, the Company agreed to reimburse expenses during the term of two of the three consulting agreements involved. One agreement terminates in early 2002, and the other on November 4, 2002.

Warrants
--------

In addition to the 1,750,000 warrants outstanding above, the Company also issued in November 2001, to an individual, 500,000 stock purchase warrants, half of which are exercisable at $.15 per share and the balance at $.25 per share. All of the warrants were exercised in March 2002, at a reduced price of $.075 per share, for a total of $37,500.


NOTE  7- SUBSEQUENT EVENTS

Financing for General Working Capital
-------------------------------------

In order to obtain general working capital, in April 2002, the Company entered into a 7% convertible debt arrangement which provided net proceeds of approximately $315,000. The Company issued warrants to the note holder enabling it to acquire 3,500,000 shares of the Company's common stock at $.042 per share.

                          ARMITEC, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE  7- SUBSEQUENT EVENTS (continued)

Purchase of the Net Assets of a Business and Commencement of Operations
-----------------------------------------------------------------------

In May 2002, the Company finalized an agreement to acquire substantially all of the assets and assume the general business liabilities of an existing sweater manufacturer located in Hazelton, Pennsylvania. The Company assumed obligations of approximately $1,900,000 of the seller and assigned a value of $550,000 to the net assets acquired. No goodwill was involved in the acquisition.

To facilitate the acquisition, a wholly owned subsidiary, Jack Young Associates, Inc. (JYAI) was formed. JYAI has agreed to a 5-year consulting agreement with Jack Young for annual compensation of $127,200 in addition to the issuance of 2,000,000 shares of the common stock of Armitec, Inc. and the assumption of a personal obligation of the consultant of $130,000. The consultant may "put" the stock to the Company for $550,000 on the 5th anniversary date of the agreement, and for 30 days thereafter. The Company has the right to "call" these shares for $550,000 any time after the second anniversary date of the agreement. The Company will treat the securities issued as equity in accordance the with Financial Accounting Standards Board, Emerging Issues Task Force abstract issue number 84-5, based on the probability that the stock will be converted during the 5 year conversion period. All of the shares of JYAI were pledged to an escrow agent to secure certain obligations of Armitec, Inc. to the seller, and will remain pledged until all of the obligations to the seller have been satisfied at which time the pledged shares will be released and returned to the Company. In the event of any uncured default by the Company, as provided in the pledge agreement, the pledged shares shall be delivered to the seller.

JYAI entered into a new 5-year operating lease for the existing Hazelton plant and office facilities. The terms of the lease included a one-time payment of $40,000, monthly lease rentals of $14,000 for the first 24 months, and $9,000 per month thereafter, for a total of $700,000 for the 5-year period, averaging $11,667 per month.

To enable the acquired business to continue in existence, the Company requires additional debt or equity financing. Additional financing is being sought.

In accordance with FASB #7 the Company will no longer be reporting as development stage company, as a result of having acquired an existing business with ongoing operations.