Form 10QSB
period 2002-03-31
ARMITEC INC
filed 2002-05-20
CIK 723619

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2002

Commission File Number: 0-11419

Armitec, Inc.
------------------------------------------------------
(Exact Name of Registrant as specified in its charter)
State or other jurisdiction of incorporation     Delaware

(I.R.S. Employer Identification No.)                            22-493-5595
 --------------------------------------------------------- ---------------------
Address of Principal executive offices of corporation
4479 Atlanta Road Smyrna, Georgia 30080
---------------------------------------------------------
Registrants telephone number, including area code
770-432-8140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [X]                                              NO [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

           CLASS                    No. of shares Outstanding on March 31, 2001
           Common Stock             37,638,629
           Par Value $.00167
           Per share

                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



Part I      Financial Information                                           Page


   Item 1.  Financial Statements:
            Consolidated Condensed Balance Sheets
            March 31, 2002 (unaudited) and December 31, 2001...................3

            Unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2002, and March 31, 2001 and cumulative from commencement of development stage through March 31, 2002
            (unaudited)........................................................4

            Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002, and March 31, 2001 (unaudited), and cumulative from commencement of development stage through
            March 31, 2002 (unaudited).........................................5

            Consolidated Statement of Changes in Stockholders' Equity for the period from December 31, 1999 to March 31, 2002
            (unaudited)........................................................6

            Notes to Financial Statements (unaudited)..........................7

   Item 2.  Plan of operation..................................................7



Part II     Other Information                                               Page

   Item 1.  Legal Proceedings..................................................7

   Item 2.  Changes in Securities and Use of Proceeds..........................7

   Item 3.  Defaults Upon Senior Securities....................................7

   Item 4.  Submission of Matters to a Vote of Security Holders                8

   Item 5.  Other Information                                                  8

   Item 6.  Exhibits and Reports on Form 8-K...................................8


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                             March 31,     December 31,
                                                                2002            2001
                                                           ------------    ------------
                                                            (unaudited)
ASSETS

CURRENT ASSETS
Cash                                                       $               $      7,557
Finished goods inventory                                         70,066          71,189
Prepaid rent                                                                      7,775
Deposit                                                           5,000
Miscellaneous receivable                                          4,500
                                                           ------------    ------------
   Total current assets                                          79,566          86,521
                                                           ------------    ------------
Fixed Assets
Furniture,fixtures and equipment, at cost                        66,120          66,120
Leasehold improvements                                            6,302
                                                           ------------    ------------
   Total fixed assets                                            72,422          66,120

OTHER ASSETS
   Lease deposit                                                 15,500          15,500
   Advance to Jack Young                                         49,500          49,400
                                                           ------------    ------------
   Total Other Assets                                            65,000          65,000
                                                           ------------    ------------
   Total assets                                            $    216,988    $    168,141
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                        $    197,747    $    138,918
   Bank overdraft                                                 5,329
   Related party obligations                                    519,355         479,600
   Bridge loan                                                   50,000
                                                           ------------    ------------

   Total Current Liabilities                                    772,431         618,518
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.00167; 50,000,000
    shares authorized; 37,638,629 issued and outstanding         62,856          50,958
   Paid-in capital                                              206,987         170,322

   (Deficit) accumulated during the development stage          (825,286)       (671,657)
                                                           ------------    ------------

    Total Stockholders' Equity (Deficit)                       (555,443)       (450,377)
                                                           ------------    ------------

                                                           $    216,988    $    168,141
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Cumulative
                                                                                        from
                                                                                      July 24
                                                                                        2000
                                                                                    (commencement
                                                                                         of
                                                Three Months      Three Months       development
                                                   Ended             Ended              stage)
                                                  March 31,         March 31,            to
                                                      2002              2001       March 31, 2002
                                               --------------    --------------    --------------

REVENUES                                       $         --                --      $         --
                                               --------------    --------------    --------------

EXPENSES
   General and administrative                         152,249            61,031           783,647
   Interest                                             1,380             1,640             6,672
                                               --------------    --------------    --------------

   Total expenses                                     153,629            62,671           790,319
                                               --------------    --------------    --------------

NET (LOSS)                                     $     (153,629)          (62,671)   $     (790,319)
                                               ==============    ==============    ==============

NET (LOSS) PER SHARE                                      (*)               (*)
                                               ==============    ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        34,076,129        18,808,632
                                               ==============    ==============


(*) less than $.01 per share

   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Cumulative
                                                                            from
                                                                          July 24
                                                                            2000
                                                                       (commencement
                                                                              of
                                                     Three Months         development
                                                        Ended                stage)
                                                       March 31,              to
                                                           2002         March 31, 2002
                                                    --------------     --------------
OPERATING ACTIVITIES

  Net (loss)                                        $     (153,629)     $     (790,319)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Issuance of common stock for services                     11,063              67,135
  Changes in:
    Accounts payable                                        58,829             197,747
    Inventory                                                1,123             (70,066)
    Prepaid rent                                             7,775                --
    Related Party transactions                              39,755             519,355
                                                    --------------
Net Cash (Used) by Operating Activities                    (35,084)             (76,148)
                                                    --------------

INVESTING ACTIVITIES
  Deferred offering costs                                                      (21,251)
  Increase in other receivables                            (54,000)            (54,000)
  Increase in leasehold improvements                        (6,302)             (6,302)
  Increase in deposit - auto                                (5,000)             (5,000)
  Increase in lease deposit                                                    (15,500)
  Increase in furniture, fixtures and equipment                                (66,120)
                                                    --------------
  Net Cash to financing activities                         (65,302)           (168,173)
                                                    --------------

FINANCING ACTIVITIES
  Increase in paid-in capital                               36,665              36,665
  Increase in common stock                                     835             152,327
  Bridge loan                                               50,000              50,000
                                                    --------------

  Net Cash to financing activities                          87,500             238,992
                                                    --------------

NET (DECREASE) IN CASH                                     (12,886)             (5,329)

CASH AT BEGINNING OF PERIOD,                                 7,557                --
                                                    --------------

BANK OVERDRAFT AT END OF PERIOD                     $       (5,329)     $       (5,329)
                                                    ==============

SUPPLEMENTAL INFORMATION
  Interest paid                                     $        1,640      $        6,672
                                                    ==============

NON-CASH ACTIVITIES
  Deferred offering costs applied to common stock
  subscriptions received                            $       21,251      $       21,251
                                                    ==============


   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                                                                 (Deficit)
                                            Common Stock                           During
                                    --------------------------      Paid-In     Development
                                       Shares         Amount        Capital        Stage          Total
                                    -----------    -----------    -----------   -----------    -----------
Balances, at Inception               15,947,542    $    25,516    $             $   (34,967)   $    (9,451)
 Shares issued for
 compensation to employees
 @ $.01 per share, June
 10, 2000                             1,027,100          1,643          8,628                       10,271
 Shares issued to settle
 debt at $.01 per share,
 June 10, 2000                           18,000             29            151                          180
 Shares issued for
 consulting services
 @ $.01 per share                     1,815,990          2,906         15,254                       18,160

 Net(loss)for the period                                                           (222,746)      (222,746)
                                    -----------    -----------    -----------   -----------    -----------
Balances,December31,2000             18,808,632         30,094         24,033      (251,713)      (203,586)
 Issuance of common stock
 February 12, 2001, net of
 offering costs of $21,251
 at $.15 per share                      849,997          1,360        105,381                      106,741
 Issuance of common stock
 for consulting services
 on April 10, 2001 at par               720,000          1,152                                       1,152
 Proceeds from sale of
 common stock, July 15,2001
 at $.15 per share                       35,000             56          4,944                        5,000
 Common stock issued for
 consulting services
 July 1, 2001, at par                 7,350,000         11,760                                      11,760
 Common stock issued for
 consulting services
 November 8, 2001, at
 $.01 per share                       2,500,000          4,000         21,000                       25,000
 Proceeds from sale of
 common stock November 8,
 2001, at $.15 per share                 50,000             80          7,420                        7,500
 Proceeds from exercise of
 stock purchase warrants
 on December 27, 2001, at
 $.05 per share                         200,000            320          9,680                       10,000
Change in par value to
..000167 per share                                        2,136         (2,136)                       --
Net (loss) for the year                                                           (413,944)      (413,944)
                                    -----------    -----------    -----------   -----------    -----------
Balances,December31,2001 30,            513,629    $    50,985    $   170,322   $  (671,657)   $  (450,377)
 Common stock issued for
 consulting services
 February 4, 2002, at
 $.01 per share                       2,225,000          3,715                                       3,715
 Proceeds from exercise
 of stock purchase
 warrants on February 14,
 2002, at $.075 per share               500,000            835         36,665                       37,500
 Common stock issued for
 consulting services
 March 4, 2002, at
 $.01 per share                       4,400,000          7,348                                       7,348
Net (loss) for period                                                              (153,629)      (153,629)
                                    -----------    -----------    -----------   -----------    -----------
Balances,March 31,2002               37,638,629    $    60,720    $   209,123   $  (825,286)   $  (555,443)
                                    ===========    ===========    ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements

                                  ARMITEC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2002

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


ITEM 2. PLAN OF OPERATION

     For the near term, the Company continues to pursue its business plan, and the Company is currently seeking another acquisition or in the alternative, raising additional funds necessary to commence retail and manufacturing operations. The Company has had no significant revenues or operations since inception. Although the Company recently raised approximately $300,000 in net proceeds from the sale of a convertible note, additional capital will be needed to continue the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

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

     On May 2, 2002, Jack Young Associates, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Pocono Knits, Inc, a New Jersey corporation. Pocono Knits, Inc. is a manufacturer of sweaters for the military, police, postal, fire And security companies. The company has been in business for over 40 years and services the same customer base as the Company intends to service. The sale was consummated pursuant to the terms and conditions of an Asset Purchase Agreement dated as of March 15, 2002, as amended by a First Amendment to Asset Purchase Agreement dated May 2, 2002 ( The "Asset Purchase Agreement").

     Pursuant to the terms of the Asset Purchase Agreement, Jack Young Associates, Inc. assumed all of the obligations of Pocono Knits, Inc in the aggregate amount of approximately $1,900,000. In connection with the Asset Purchase Agreement, the Company entered into a Stock Pledge Agreement whereby the Company pledged all of the issued and outstanding shares of Jack Young Associates, Inc. to Jack Young as security for the performance of certain obligations of the Company, including the payment of all amounts now due or coming due at any time thereafter in connection with such obligations.

     The purchase price paid in connection with the sale was determined through arms-length negotiations among the parties to the Asset Purchase Agreement. The foregoing description is qualified in its entirety by reference to the Asset Purchase Agreement as amended, and the Stock Pledge Agreement.

     The Company will file the required pro forma financial information as soon as is practical, but not later than 60n days after the date that this report is required to be filed.

     In addition, the Company entered into a Consulting Agreement with the former president of Pocono Knits, Inc, which pays the consultant $127,200 per year and 2,000,000 shares of the Company's common stock. The 2,000,000 shares of the Company's stock is subject to a Put Agreement whereby upon the five year anniversary of the Put Agreement, the consultant may put the shares back to the Company for the sum of $550,000. At any time after the two year anniversary of the Put Agreement, the Company may call the 2,000,000 shares for the sum of $550,000. If the consultant rejects a call from the Company, the consultant's put option will terminate. The Company also entered into an Employment Agreement with the former Vice President of Pocono Knits, Inc with compensation in the amount of $96,180 per year.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       ARMITEC, INC.


July 3, 2001                           /s/ Bruce R. Davis
                                       -----------------------------------------
                                       President, Chief Executive Officer, Chief
                                       Financial and Accounting Officer