Form 10QSB/A
period 2002-03-31
ARMITEC INC
filed 2002-07-24
CIK 723619

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
           Par Value $.00167
           Per share


This amendment to Armitec, Inc.'s quarterly report on Form 10-QSB, filed by the Company on May 20, 2002, amends the preiously filed quarterly report providing comparative information for the quarter ended March 31, 2001 in the unaudited consolidated condensed statements for cash flows, by including additional information in Item 3, and by inserting Item 6 (Exhibits).

In addition, the Company's quarterly report on form 10-QSB, filed by the Company on May 20, 2002, had not been reviewed by the Company's former independent auditors. The Company is also filing this amendment to indicate that this amendment to the report has been reviewed by the Company's former independent auditors.

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

   Item 6.  Exhibits and Reports on Form 8-K...................................8


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                             March 31,     December 31,
                                                                2002            2001
                                                           ------------    ------------
                                                            (unaudited)
ASSETS

CURRENT ASSETS
Cash                                                       $               $      7,557
Finished goods inventory                                         70,066          71,189
Prepaid rent                                                                      7,775
Deposit                                                           5,000
Miscellaneous receivable                                          4,500
                                                           ------------    ------------
   Total current assets                                          79,566          86,521
                                                           ------------    ------------
Fixed Assets
Furniture,fixtures and equipment, at cost                        66,120          66,120
Leasehold improvements                                            6,302
                                                           ------------    ------------
   Total fixed assets                                            72,422          66,120
                                                           ------------    ------------
OTHER ASSETS
   Lease deposit                                                 15,500          15,500
   Advance to Jack Young                                         49,500            --
                                                           ------------    ------------
   Total Other Assets                                            65,000          15,500
                                                           ------------    ------------
   Total assets                                            $    216,988    $    168,141
                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                        $    197,747    $    138,918
   Bank overdraft                                                 5,329
   Related party obligations                                    519,355         479,600
   Bridge loan                                                   50,000
                                                           ------------    ------------

   Total Current Liabilities                                    772,431         618,518
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.00167; 50,000,000
    shares authorized; 37,638,629 issued and outstanding         62,856          50,958
   Paid-in capital                                              328,424         170,322

   (Deficit) accumulated during the development stage          (946,723)       (671,657)
                                                           ------------    ------------

    Total Stockholders' Equity (Deficit)                       (555,443)       (450,377)
                                                           ------------    ------------

                                                           $    216,988    $    168,141
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Cumulative
                                                                                        from
                                                                                      July 24
                                                                                        2000
                                                                                    (commencement
                                                                                         of
                                                Three Months      Three Months       development
                                                   Ended             Ended              stage)
                                                  March 31,         March 31,            to
                                                      2002              2001       March 31, 2002
                                               --------------    --------------    --------------

REVENUES                                       $        2,076    $         --      $        2,076
                                               --------------    --------------    --------------


COSTS & EXPENSES
   Cost of Sales                                        1,123              --               1,123
   General and administrative                         274,639            61,031           941,004
   Interest                                             1,380             1,640             6,672
                                               --------------    --------------    --------------

   Total costs and expenses                           277,142            62,671           948,799
                                               --------------    --------------    --------------

NET (LOSS)                                     $     (275,066)   $      (62,671)   $     (946,723)
                                               ==============    ==============    ==============

NET (LOSS) PER SHARE                           $         (.01)   $           (*)
                                               ==============    ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        33,131,629        18,808,632
                                               ==============    ==============


(*) less than $.01 per share

   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Cumulative
                                                                                             from
                                                                                           July 24
                                                                                             2000
                                                                                        (commencement
                                                                                               of
                                                     Three Months      Three Months        development
                                                        Ended             Ended               stage)
                                                       March 31,         March 31,             to
                                                           2002              2001        March 31, 2002
                                                    --------------    --------------    --------------
OPERATING ACTIVITIES

  Net (loss)                                        $     (275,066)   $      (62,671)   $     (790,319)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Issuance of common stock for services                    132,500                              67,135
  Changes in:
    Accounts payable                                        58,829            19,775           197,747
    Inventory                                                1,123                             (70,066)
    Prepaid rent                                             7,775                                --
    Related Party transactions                              39,755            13,828           519,355
                                                    --------------    --------------    --------------
Net Cash (Used) by Operating Activities                    (35,084)          (56,724)          (76,148)
                                                    --------------    --------------    --------------

INVESTING ACTIVITIES
  Deferred offering costs                                                                      (21,251)
  Increase in other receivables                            (54,000)          (79,451)          (54,000)
  Increase in leasehold improvements                        (6,302)                             (6,302)
  Increase in deposit - auto                                (5,000)                             (5,000)
  Increase in lease deposit                                                                    (15,500)
  Increase in furniture, fixtures and equipment                                                (66,120)
                                                    --------------    --------------    --------------
  Net Cash to financing activities                         (65,302)          (79,451)         (168,173)
                                                    --------------    --------------    --------------

FINANCING ACTIVITIES
  Increase in common stock                                  37,500           127,992           152,327
  Bridge loan                                               50,000                              50,000
  Decrease in related party obligations                                      (13,820)
                                                    --------------    --------------    --------------

  Net Cash to financing activities                          87,500           114,164           238,992
                                                    --------------    --------------    --------------

NET (DECREASE) IN CASH                                     (12,886)           (8,183)           (5,329)

CASH AT BEGINNING OF PERIOD,                                 7,557               100              --
                                                    --------------    --------------    --------------

BANK OVERDRAFT AT END OF PERIOD                     $       (5,329)           (8,083)   $       (5,329)
                                                    ==============    ==============    ==============

SUPPLEMENTAL INFORMATION
  Interest paid                                     $        1,380             1,640    $        6,672
                                                    ==============    ==============    ==============

NON-CASH ACTIVITIES
  Deferred offering costs applied to common stock
  subscriptions received                            $         --              21,251    $       21,251
                                                    ==============    ==============    ==============


   The accompanying notes are an integral part of these financial statements


                                  ARMITEC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                                                                 (Deficit)
                                            Common Stock                           During
                                    --------------------------      Paid-In     Development
                                       Shares         Amount        Capital        Stage          Total
                                    -----------    -----------    -----------   -----------    -----------
Balances, at Inception               15,947,542    $    25,516    $             $   (34,967)   $    (9,451)
 Shares issued for
 compensation to employees
 @ $.01 per share, June
 10, 2000                             1,027,100          1,643          8,628                       10,271
 Shares issued to settle
 debt at $.01 per share,
 June 10, 2000                           18,000             29            151                          180
 Shares issued for
 consulting services
 @ $.01 per share                     1,815,990          2,906         15,254                       18,160

 Net(loss)for the period                                                           (222,746)      (222,746)
                                    -----------    -----------    -----------   -----------    -----------
Balances,December31,2000             18,808,632         30,094         24,033      (251,713)      (203,586)
 Issuance of common stock
 February 12, 2001, net of
 offering costs of $21,251
 at $.15 per share                      849,997          1,360        105,381                      106,741
 Issuance of common stock
 for consulting services
 on April 10, 2001 at par               720,000          1,152                                       1,152
 Proceeds from sale of
 common stock, July 15,2001
 at $.15 per share                       35,000             56          4,944                        5,000
 Common stock issued for
 consulting services
 July 1, 2001, at par                 7,350,000         11,760                                      11,760
 Common stock issued for
 consulting services
 November 8, 2001, at
 $.01 per share                       2,500,000          4,000         21,000                       25,000
 Proceeds from sale of
 common stock November 8,
 2001, at $.15 per share                 50,000             80          7,420                        7,500
 Proceeds from exercise of
 stock purchase warrants
 on December 27, 2001, at
 $.05 per share                         200,000            320          9,680                       10,000
Change in par value to
..000167 per share                                        2,136         (2,136)                       --
Net (loss) for the year                                                           (413,944)      (413,944)
                                    -----------    -----------    -----------   -----------    -----------
Balances,December31,2001             30,513,629    $    50,958    $   170,322   $  (671,657)   $  (450,377)
 (Unaudited)
 Common stock issued for
 consulting services
 February 4, 2002, at
 $.02 per share                       2,225,000          3,715         40,785                       44,500
 Proceeds from exercise
 of stock purchase
 warrants on February 14,
 2002, at $.075 per share               500,000            835         36,665                       37,500
 Common stock issued for
 consulting services
 March 4, 2002, at
 $.02 per share                       4,400,000          7,348         80,652                       88,000
Net (loss) for period                                                              (275,066)      (275,066)
                                    -----------    -----------    -----------   -----------    -----------
Balances,March 31,2002 (Unaudited)   37,638,629    $    60,720    $   328,424   $  (946,723)   $  (555,443)
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

     Because of the terms of the terms of the convertable debt, it is possible for present management to lose control of the Company, since the conversion feature allows the conversion into the Company's common stock at 70% of the market value of the common stock and there is no bottom amount to protect against the number of shares into which the debt can be converted.

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

     The Company will file the required pro forma financial information as soon as is practical, but not later than 60 days after the date that this report is required to be filed.

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

Item 6.  Exhibits

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

         10.16 Escrow Agreement by and among Armitec, Inc., Jack Young and Escrow Agent (1)

         10.17 Employment Agreement with Tony Anzovino (1)

         10.18 Consulting Agreement with Jack Young (1)

         10.19 Put Agreement by and between Jack Young Associates, Inc. and Jack Young (1)



          (1) Incorporated by reference to the form 10-KSB filed by the Registrant on May 14, 2002.

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

          (5) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on November 9, 2001.

          (6) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on February 14, 2002.

          (7) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on March 6, 2002.

          B.   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the first quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       ARMITEC, INC.


July 24, 2001                            /s/ Bruce R. Davis
                                       -----------------------------------------
                                       President, Chief Executive Officer, Chief
                                       Financial and Accounting Officer