Form 10QSB
period 2002-06-30
ARMITEC INC
filed 2002-09-17
CIK 723619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 0-11419

                                  Armitec, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    22-4935595
      ------------------------              ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

          4479 Atlanta Road
            Smyrna, Georgia                                   30080
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

                                  770-432-8140
                               ------------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES XX  NO
                                       --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,688,629 shares of common stock, $.00167 par value per share, issued and outstanding as of September 3, 2002.

         Transitional Small Business Disclosure Format (check one):  YES X  NO
                                                                         --

                                  ARMITEC, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet June 30, 2002 (unaudited)
              and December 31, 2001 (audited)                               2

           Consolidated Statement of Operations for the three months
               ended June 30, 2002 (unaudited) and 2001 (unaudited)         3

           Consolidated Statements of Operations for the six months
               ended June 30, 2002 (unadutied), and June 30, 2001
               (unaudited) and cumulative from commencement of
               development  stage through June 30, 2002 (unaudited)        4

           Consolidated Statements of Cash Flows for the six months ended
               June 30, 2002 (unaudited), and June 30, 2001 (unaudited) and cumulative from commencement of development stage through
               June 30, 2002 (unaudited)                                   5

           Consolidated Statements of Changes in Stockholders' Deficit
               for the period from inception to June 30, 2002 (unaudited)  6

           Notes to Financial Statements (unaudited)                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

PART II.       OTHER INFORMATION

   Item 1.  Legal Proceedings                                             11

   Item 2.  Changes in Securities and Use of Proceeds                     11

   Item 3.  Defaults Upon Senior Securities                               11

   Item 4.  Submission of Matters to a Vote of Security Holders           11

   Item 5.  Other Information                                             12

Signatures                                                                13


                                  ARMITEC, INC.
                          (A Development stage company)

                           Consolidated Balance Sheet

                                                                                June 30, 2002      December 31, 2001
                                                                                 (Unaudited)           (Audited)
                                     Assets                                   -----------------    -----------------
                                     ------
  Current assets:
    Cash                                                                                   --                  7,557
    Inventories                                                               $         466,916               71,189
    Accounts receivable (net of allowance for doubtful accounts of $10,000)             251,520                 --
    Other current assets                                                                 16,450                7,775
                                                                              -----------------    -----------------

              Total current assets                                                      734,886               86,521
                                                                              -----------------    -----------------

  Non-current assets:
    Furniture, fixtures and equipment, at cost                                          843,759               66,120
    Accumulated depreciation                                                            (18,200)                --
                                                                              -----------------    -----------------

              Fixed assets, net                                                         825,559               66,120

    Goodwill                                                                            837,048                 --
    Other assets                                                                         15,500               15,500
                                                                              -----------------    -----------------

              Total non-current assets                                                1,678,107               81,620
                                                                              -----------------    -----------------

              Total assets                                                    $       2,412,993              168,141
                                                                              =================    =================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

  Current liabilities:
      Accounts payable                                                        $         954,941              138,918
      Bank overdraft                                                                     22,259                 --
      Notes payable                                                                     377,133                 --
      Accrued taxes and expenses                                                        596,388                 --
                                                                              -----------------    -----------------


              Total current liabilities                                               1,950,721              138,918
                                                                              -----------------    -----------------

  Non-current liabilities:
      Convertible debentures                                                            450,000                 --
      Note payable                                                                      176,000                 --
      Related party obligations                                                         603,350              479,600
                                                                              -----------------    -----------------
              Total noncurrent liabilities                                            1,229,350              479,600
                                                                              -----------------    -----------------
              Total liabilities                                                       3,180,071              618,518
                                                                              -----------------    -----------------
  Commitments and contingencies
  Stockholders' deficit:
      Common stock, par value $.00167; 300,000,000 shares authorized;
      41,688,629 and 30,513,629 shares issued and outstanding                            69,620               50,958
      Paid-in capital                                                                   365,502              170,322
      Accumulated deficit during the development stage                               (1,202,200)            (671,657)
                                                                              -----------------    -----------------

              Total stockholders' deficit                                              (767,078)            (450,377)
                                                                              -----------------    -----------------

                                                                              $       2,412,993              168,141
                                                                              =================    =================

See accompanying notes to financial statements
                                       -2-


                                  ARMITEC, INC.
                          (A Development stage company)

               Consolidated Statements of Operations for the Three
                       Months Ended June 30, 2002 and 2001
                                   (Unaudited)





                                                       Three Months      Three Months
                                                           Ended            Ended
                                                       June 30, 2002    June 30, 2001
                                                       -------------    -------------

Sales                                                  $     282,089             --

Cost of sales                                                128,530             --
                                                       -------------    -------------

           Gross margin                                      153,559             --
                                                       -------------    -------------

Operating expenses
      General and administrative                             395,854          107,922
      Interest                                                13,180            1,456
                                                       -------------    -------------

           Total expenses                                    409,034          109,378
                                                       -------------    -------------

           Net loss                                    $    (255,475)        (109,378)
                                                       =============    =============

Net loss per share                                              (.01)            (.01)
                                                       =============    =============


Weighted average number of common shares outstanding      35,101,129       18,808,632
                                                       =============    =============









See accompanying notes to the financial statements.
                                       -3-



                                  ARMITEC, INC.
                          (A Development stage company)

                Consolidated Statements of Operations for the Six
                       Months Ended June 30, 2002 and 2001
                   and for the Period Commencing July 24, 2000
                                to June 30, 2002
                                   (Unaudited)



                                                                                             Cumulative from
                                                                                              July 24, 2000
                                                                                              (commencement
                                                         Six Months         Six Months        of development
                                                            Ended              Ended            stage) to
                                                        June 30, 2002      June 30, 2001      June 30, 2002
                                                       ---------------    ---------------    ---------------

Sales                                                  $       284,165               --              284,165

Cost of sales                                                  129,653               --              129,653
                                                       ---------------    ---------------    ---------------

           Gross margin                                        154,512               --              154,512
                                                       ---------------    ---------------    ---------------

Operating expenses
      General and administrative                               670,493            168,953          1,336,858
      Interest                                                  14,562              3,096             19,854
                                                       ---------------    ---------------    ---------------

           Total expenses                                      685,055            172,049          1,356,712
                                                       ---------------    ---------------    ---------------

           Net loss                                    $      (530,543)          (172,049)        (1,202,200)
                                                       ===============    ===============    ===============

Net loss per share                                                (.02)              (.01)
                                                       ===============    ===============


Weighted average number of common shares outstanding        35,101,129         18,808,632
                                                       ===============    ===============











See accompanying notes to the financial statements.
                                       -4-



                                  ARMITEC, INC.
                          (A Development stage company)

            Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2002 and 2001 and for the Period
                    Commencing July 24, 2000 to June 30, 2002
                                   (Unaudited)

                                                                                                             Cumulative from
                                                                                                              July 24, 2000
                                                                                                              (commencement
                                                                         Six Months        Six Months         of development
                                                                            Ended             Ended             stage) to
                                                                        June 30, 2002      June 30, 2001      June 30, 2002
                                                                       ---------------    ---------------    ---------------

Cash flows from operating activities, net of effects of acquisition:
  Net loss                                                            $      (530,543)          (172,049)        (1,202,200)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                            18,200               --               18,200
       Non-cash payment for consulting services                                176,342               --              242,865
       Changes in:
         Accounts receivable                                                   (43,088)              --              (43,088)
         Accounts payable and accrued expenses                                  89,143             38,910            253,577
         Inventories                                                          (145,307)           (14,264)          (216,496)
         Bank overdraft                                                         22,259              8,688             22,259
         Other assets                                                           (8,675)           (82,619)           (31,950)
                                                                       ---------------    ---------------    ---------------


                Net cash used by operating activities                         (421,669)          (221,334)          (956,833)
                                                                       ---------------    ---------------    ---------------

Cash flows from investing activities, net of effects of acquisition:
   Net proceeds used to acquire Pocono Knits, Inc.                            (102,158)              --             (102,158)
   Purchase of fixed assets                                                    (31,639)            (6,000)           (97,759)
                                                                       ---------------    ---------------    ---------------

                Net cash used by investing activities                         (133,797)            (6,000)          (199,917)
                                                                       ---------------    ---------------    ---------------

Cash flows from financing activities, net of effects of acquisition:
   Repayment of notes payable                                                  (63,341)              --              (63,341)
   Proceeds from convertible debt issuance                                     450,000               --              450,000
   Proceeds from the issuance of common stock                                     --                 --              119,241
                                                                       ---------------    ---------------    ---------------
   Common stock subscription, net of receivable                                   --              106,741               --
   Proceeds from exercise of warrants                                           37,500               --               47,500
   Change in related party obligations                                         123,750            120,493            603,350
                                                                       ---------------    ---------------    ---------------

                Net cash provided by financing activities                      547,909            227,234          1,156,750
                                                                       ---------------    ---------------    ---------------

Net decrease in cash                                                            (7,557)              --                 --

Cash at beginning of period                                                      7,557                100               --
                                                                       ---------------    ---------------    ---------------
Cash at end of period                                                  $          --                 --                 --
                                                                       ===============    ===============    ===============
Supplemental information:
   Interest paid                                                       $        14,562              3,096             19,854
                                                                       ===============    ===============    ===============





                See accompanying notes to financial statements.
                                                                  -5-


                                  ARMITEC, INC.
                          (A Development stage company)

           Consolidated Statement of Changes in Stockholders' Deficit


                                                                                           Accumulated
                                                                                             Deficit
                                                     Common Stock                            During
                                                -------------------------     Paid-In      Development
                                                   Shares        Amount       Capital         Stage          Total
                                                -----------   -----------   -----------    -----------    -----------

Balances, at inception                           15,947,542        25,516          --          (34,967)        (9,451)

   Common stock issued for compensation to
     employees at $.01 per share                  1,027,100         1,643         8,628           --           10,271
   Common stock issued to settle debt at $.01
     per share                                       18,000            29           151           --              180
   Common stock issued for consulting
     Services at $.01 per share                   1,815,990         2,906        15,254           --           18,160
       Net (loss) for the period                       --            --            --         (222,746)      (222,746)
                                                -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2000                      18,808,632        30,094        24,033       (257,713)      (203,586)
   Issuance of common stock
     Net of offering costs of $21,251
     at $.15 per share                              849,997         1,360       105,381           --          106,741
   Common stock issued for
     consulting services at par                     720,000         1,152          --             --            1,152
   Proceeds from sale of common stock
     at $.15 per share                               35,000            56         4,944           --            5,000
   Common stock issued for consulting
     services at par                              7,350,000        11,760          --             --           11,760
   Common stock issued for consulting
     services at $.01 per share                   2,500,000         4,000        21,000           --           25,000
   Proceeds from sale of common stock
     at $.15 per share                               50,000            80         7,420           --            7,500
   Proceeds from exercise of
     warrants at $.05 per share                     200,000           320         9,680           --           10,000
   Change in par value to .000167 per share            --           2,136        (2,136)          --             --
       Net (loss) for the year                         --            --            --         (413,944)      (413,944)
                                                -----------   -----------   -----------    -----------    -----------


Balances, December 31, 2001                      30,513,629        50,958       170,322       (671,657)      (450,377)
   Common stock issued for
     consulting services at $.02 per share        2,225,000         3,715        40,785           --           44,500
   Proceeds from exercise of
     warrants at $.075 per share                    500,000           835        36,665           --           37,500
   Common stock issued for consulting
     services at $.02 per share                   4,400,000         7,348        80,652           --           88,000
   Common stock issued for consulting
     services at $.023                            1,750,000         2,922        37,078           --           40,000
   Common stock (restricted) issued for
     consulting services at par                   2,300,000         3,842          --             --            3,842
   Net loss for period                                 --            --            --         (530,543)      (530,543)
                                                -----------   -----------   -----------    -----------    -----------


Balances, June 30, 2002                          41,688,629        69,620       365,502     (1,202,200)      (767,078)
                                                ===========   ===========   ===========    ===========    ===========



See accompanying notes to financial statements.
                                       -6-

                                  ARMITEC, INC.
                          (A Development stage company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

(2) Acquisition of Pocono Knits, Inc.

On May 2, 2002, the Company acquired Pocono Knits, Inc. (Pocono) through its wholly-owned subsidiary Jack Young Associates, Inc. The acquired company manufactures uniforms and knitwear products. Pocono has been in business for over forty years and has the same customer base the Company plans on serving. The Company acquired the assets and liabilities of Pocono in exchange for $102,158. As a result of the transaction, the Company recorded goodwill totaling $837,048, which was primarily the result of the Pocono's stockholders' deficit after consideration of adjustments to net assets to reflect their fair values at the acquisition date.

The consolidated results of the Company include the results of the operations of Pocono since the acquisition date. The following table details the significant assets and liabilities acquired as a result of the acquisition:


         Assets:
            Inventories                                      $       250,402
            Accounts receivable                                      208,432
            Fixed assets                                             746,000

         Liabilities:
            Accounts payable                                 $       836,805
            Accrued taxes payable and accrued expense                486,463
            Notes payable                                            623,141


(3) Issuance of Convertible Notes

The Company entered into convertible debt financing agreements with Stonestreet Limited Partnership and Filter International, Ltd. for an aggregate of $450,000. The stated interest rate on the notes is 7% per annum and the unpaid principal and interest balance is due in full by April 23, 2004 and June 5, 2004, respectively. As defined by the note, the conversion price is the lesser of (a) $.07 or (b) an amount equal to 70% of the average per share market price as quoted on the OTC Bulletin Board, The Nasdaq Small-Cap Market, or the Nasdaq National Market for the three days having the lowest per share market value during the thirty trading days prior to the conversion date. In concert with the issuance of the convertible notes, the Company issued 4,500,000 warrants to purchase the common stock of the Company with an exercise price equal to 105% of the market price at the date of closing.

                                  ARMITEC, INC.
                          (A Development stage company)

              Notes to Consolidated Financial Statements, continued

(4) Consulting Agreements

The Company entered into a Consulting Agreement with the former President of Pocono Knits, Inc. which requires the payment of $127,200 per year for consulting services and 2,000,000 shares of the Company's common stock. The 2,000,000 shares of the Company's stock is subject to a put agreement whereby upon the five year anniversary of the put agreement, the consultant may put the shares back to the Company for the sum of $550,000. If the consultant rejects a call from the Company, the consultant's put option will terminate. The Company also entered into an Employment Agreement with the former Vice President of Pocono Knits, Inc. with compensation in the amount of $96,180 per year.

(5) Related Party

The Company has paid Galt, Inc. $20,000 per month for a total of $120,000 as of June 30, 2002 for consulting services provided by the Chief Executive Officer
(CEO). Galt, Inc. is owned by the spouse of the CEO.

                                  ARMITEC, INC.
                          (A Development stage company)

              Notes to Consolidated Financial Statements, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation
-----------------
For the near term, the Company continues to pursue its business plan, and the Company is currently seeking additional acquisitions or in the alternative, raising additional funds necessary to expand its retail and manufacturing operations. During the second quarter of 2002, the Company raised $450,000 from the sale of convertible notes; however, additional capital will be needed to continue the Company's operations. The Company expects obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

On May 2, 2002, Jack Young Associates, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Pocono Knits, Inc., a New Jersey Corporation. Pocono Kits, Inc. is a manufacturer of sweaters for the military, police, postal, fire and security companies. The Company has been in business for over 40 years and services the same customer base as the Company intends to service. This transaction is further discussed in Footnote 2 of the financial statements. The Company will file the required pro forma financial information as soon as is practical.

Financial Condition
-------------------
The Company continues to operate as a development stage entity. For the six months ended June 30, 2002, the Company has funded its operations from the issuance of debt and borrowings from related parties. To date the Company has not generated positive cashflow from operations. During the second quarter, the Company commenced operations with the acquisition of Pocono Knits, Inc.; however, the bulk of the Company's resources continue to be devoted to developmental activities. The ability of the Company to go on as a going concern is contingent upon the generation of positive cash flow or additional borrowings. At June 30, 2002, the Company reported total assets of $2,412,993, total liabilities of $3,180,071 and a shareholders' deficit of $767,078. Additionally, the Company reported negative working capital of $1,215,835.

Results of Operations
---------------------
Although the Company continues to focus significant resources on developmental issues, the Company commenced operations in the second quarter as a result of the purchase of Pocono Knits, Inc. Sales for the three months totaled $282,089 and the related cost of goods sold were $128,530 generating a gross margin of $153,559. For the six month period, the gross margin reported was $154,512 on total sales of $284,165. General and administrative expenses for the three month and six month period were $395,854 and $670,493, respectively, principally due to consulting and legal expenses of approximately $173,000 and $292,000, respectively, primarily related to the issuance of the convertible notes and the acquisition of Pocono Knits, Inc. Net loss reported for the six and three months ended June 30, 2002 was $530,543 and $255,475. The accumulated deficit for the period from inception, being July 24, 2000, through June 30, 2002, was $1,202,200.

Liquidity and Capital
---------------------
At June 30, 2002, the Company reported a bank overdraft of $22,259 with overall negative net working capital of $1,215,835. To date, liquidity needs have been met with borrowings from the issuance of convertible notes and borrowings from related parties. As noted above, the convertible notes mature on April 23, 2004. The is no stated maturity with regard to amounts owed to related parties. Management believes the Company will be able to satisfy its cash requirements for the next 12 months. Fully executing the business plan beyond the present stage however, will require the increase of the Company's cash needs and is contingent on raising additional resources or the generation of cash flow through greater sales.

                                  ARMITEC, INC.
                          (A Development stage company)

              Notes to Consolidated Financial Statements, continued

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations, continued
------------------------

Liquidity and Capital, continued
--------------------------------
During the second quarter of 2002, the Registrant entered into convertible note agreements with the Stonestreet Limited Partnership and Filter International, Ltd. for the issuance of a $350,000 and $100,000, respectively, 7% note maturing April 23, 2004 and June 5, 2002, respectively. As defined by the note, the conversion price is the lesser of (a) $.07 or (b) an amount equal to 70% of the average per share market price as quoted on the OTC Bulletin Board, The Nasdaq Small-Cap Market, or the Nasdaq National Market for the three days having the lowest per share market value during the thirty trading days prior to the conversion date. Under the Convertible Note Purchase Agreement the Registrant convenanted that it would not declare or pay any dividends so long as the Convertible Note remained outstanding. In concert with the issuance of the convertible notes, the Company issued 4,500,000 warrants to purchase the common stock of the Company with an exercise price equal to 105% of the market price at the date of closing.

                                  ARMITEC, INC.
                          (A Development stage company)

              Notes to Consolidated Financial Statements, continued

Part II

Item 1. Legal Proceedings

In June, 2002, the Registrant received a Notice of Default from Mr. Julius Waltzer under a Promissory Note between Mr. Waltzer and Pocono Knits, Inc. In connection with the Asset Purchase Agreement by and between Jack Young Associates, Inc. (a wholly owned subsidiary of the Registrant) and Pocono Knits, Inc., Jack Young Associates, Inc. agreed to continue to make payments on behalf of Pocono Knits, Inc. in connection with this promissory note. The Registrant is currently in settlement discussions with Mr. Waltzer concerning the repayment terms of the Note.

In August, 2002, the Registrant received a demand from Mr. Jack Young for amounts allegedly owed under his Consulting Agreement, which was terminated by the Registrant for cause on August 16, 2002, and other amounts allegedly advanced to the Registrant. The Registrant believes that it has meritorious defenses to the allegations listed above, including set-offs against Mr. Young. However, in light of the nature of the litigation process, there can be no assurance that we will not be motivated to consider reasonable settlement opportunities or that we will not suffer an adverse result should the demand proceed to litigation, either of which could have a material adverse impact on us.

Item 2. Changes in Securities and Use of Proceeds

On April 23, 2002, the Registrant entered into a securities purchase agreement with Stonestreet Limited Partnership for the issuance of a $350,000 7% convertible note and 3,500,000 common stock purchase warrants in reliance on
Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.042. The commission for the transaction was 10% ($35,000) and a common stock purchase warrant for 3,500,000 shares of our stock at an exercise price per share of $.042. Net proceeds amounted to $315,000.

On May 2, 2002, the Registrant issued 2,000,000 shares of its common stock to Jack Young for services to be provided pursuant to a Consulting Agreement of the same date. The services were valued at $3,340 or $0.00167 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

On May 22, 2002, the Registrant issued 50,000 shares of its common stock to Phil Dubois for services to be provided. The services were valued at $83.50 or $0.00167 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

On June 24, 2002, the Registrant issued 250,000 shares of its common stock to Tony Anzovino for services to be provided. The services were valued at $417.50 or $0.00167 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

On June 5, 2002, the Registrant entered into a securities purchase agreement with Filter International, Ltd. for the issuance of a $100,000 7% convertible note and 1,000,000 common stock purchase warrants in reliance on Section 4(2) of the Act and Rule 506. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.02625. The commission for the transaction was 10% ($10,000) and a common stock purchase warrant for 1,000,000 shares of our stock at an exercise price per share of $0.02625. Net proceeds amounted to $90,000.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2002, a majority of the Registrant's shareholders approved the adoption of an amended and restated Certificate of Incorporation of the Registrant by written consent to, among other things, increase the number of shares of common stock of the Registrant from 50,000,000 to 300,000,000 shares, and to create a class of blank check preferred stock, par value $0.001, with 10,000,000 authorized shares. On June 27, 2002, the Registrant filed a definitive information statement with the Commission, which was mailed to the Registrants shareholders in late July. On August 15, 2002, the Registrant filed its Amended and Restated Certificate with the Delaware Secretary of State.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Amended and Restated Certificate of Incorporation (1)
10.1 Convertible Note Purchase Agreement between Armitec, Inc. and Filter International, Ltd.
10.2     Convertible Promissory Note with Filter International, Ltd.
10.3     Warrant Agreement with Filter International, Ltd.
10.4     Registration Rights Agreement with Filter International, Ltd.
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Bruce R. Davis, Chief Executive Officer, President and Chief Financial Officer of Armitec, Inc.

(1)  Incorporated  by  reference  to the  Definitive  Information  Statement  on
Schedule 14C filed by the registrant on June 27, 2002.

(b)      Reports on Form 8-K

         On May 28, 2002, the Registrant filed a Current Report on Form 8-K reporting the resignation of its independent public accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        ARMITEC, INC.


                                           /s/ Bruce R. Davis
                                          --------------------------------------
Date:     September 13, 2002              Bruce R. Davis
                                          President, Chief Executive Officer,
                                          Chief Financial and Accounting Officer