Form 10QSB/A
period 2002-06-30
ARMITEC INC
filed 2002-09-25
CIK 723619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 0-11419

                                  Armitec, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  22-4935595
----------------------------------------    ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

           4479 Atlanta Road
            Smyrna, Georgia                                  30080
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  770-432-8140
                          -----------------------------
                               (Telephone Number)


                                 Not Applicable
                          -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  XX  NO
                                        ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,688,629 shares of common stock, $.00167 par value per share, issued and outstanding as of September 3, 2002.

      Transitional Small Business Disclosure Format (check one): YES  XX  NO
                                                                     ----   ----

                                EXPLANATORY NOTE

         The registrant is filing this Form 10-QSB/A solely to include copies of Exhibits 10.1, 10.2, 10.3, and 10.4, which were inadvertently omitted from the registrant's filing of the Form 10-QSB on September 17, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Amended and Restated Certificate of Incorporation (1)
10.1 Convertible Note Purchase Agreement between Armitec, Inc. and Filter International, Ltd.
10.2     Convertible Promissory Note with Filter International, Ltd.
10.3     Warrant Agreement with Filter International, Ltd.
10.4     Registration Rights Agreement with Filter International, Ltd.
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Bruce R. Davis, Chief Executive Officer, President and Chief Financial Officer of Armitec, Inc. (2)

(1)  Incorporated  by  reference  to the  Definitive  Information  Statement  on
Schedule 14C filed by the registrant on June 27, 2002.
(2) Previously filed.

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


                                          ARMITEC, INC.



                                           /s/ Bruce R. Davis
                                          --------------------------------------
Date:     September 23, 2002              Bruce R. Davis
                                          President, Chief Executive Officer,
                                          Chief Financial and Accounting Officer