Form 10QSB
period 2002-09-30
ARMITEC INC
filed 2003-01-28
CIK 723619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 YES    NO X
                                    ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,752,212 shares of common stock, $.00167 par value per share, issued and outstanding as of January 23, 2003.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                                  ARMITEC, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I       FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets September 30, 2002 (unaudited)
            and December 31, 2001 (audited)                                  2

           Consolidated Statements of Operations for the three months ended September 30, 2002 (unaudited) and  September 39, 2001
            (unaudited)                                                      3

           Consolidated Statements of Operations for the nine months
            ended  September 30, 2002 (unadutied) and September 30, 2001
            (unaudited)                                                      4

           Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2002 (unaudited), and September30, 2001
            (unaudited)                                                      5

           Notes to Consolidated Financial Statements (unaudited)            6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8

   Item 3. Controls and Procedures                                           9

PART II.           OTHER INFORMATION

   Item 1. Legal Proceedings                                                10

   Item 2. Changes in Securities and Use of Proceeds                        10

   Item 3. Defaults Upon Senior Securities                                  10

   Item 4. Submission of Matters to a Vote of Security Holders              10

   Item 5. Other Information                                                10

   Item 6. Exhibits and Reports on Form 8-K                                 11


Signatures                                                                  12


                                  ARMITEC, INC.

                           Consolidated Balance Sheet
                                                                            September 30, 2002    December 31, 2001
                                                                                (Unaudited)          (Audited)
                                                                            ------------------    ------------------
                                     Assets
                                     ------
Current assets:
  Cash                                                                      $             --      $            7,557
  Inventories                                                                          517,307                71,189
  Accounts receivable (net of allowance for doubtful accounts of $40,000)              233,884                  --
  Other current assets                                                                   7,003                 7,775
                                                                            ------------------    ------------------

            Total current assets                                                       758,194                86,521
                                                                            ------------------    ------------------

Property and equipment:
  Furniture, fixtures and equipment, at cost                                           849,762                66,120
  Accumulated depreciation                                                             (44,900)                 --
                                                                            ------------------    ------------------

            Property and equipment, net                                                804,862                66,120
                                                                            ------------------    ------------------
Other assets:
  Goodwill                                                                             247,048                  --
  Other assets                                                                          38,500                15,500
                                                                            ------------------    ------------------

            Total assets                                                               285,548                15,500
                                                                            ------------------    ------------------

            Total assets                                                    $        1,848,603    $          168,141
                                                                            ==================    ==================

                    Liabilities and Stockholders' Deficit
                    -------------------------------------

Current liabilities:
    Accounts payable                                                        $          265,637    $          138,918
    Bank overdraft                                                                      39,420                  --
    Notes payable                                                                      249,130                  --
    Accrued expenses                                                                   297,470                  --
                                                                            ------------------    ------------------



            Total current liabilities                                                  851,657               138,918
                                                                            ------------------    ------------------

Non-current liabilities:
    Convertible debentures                                                             708,000                  --
    Note payable                                                                       193,333                  --
    Accrued expenses                                                                   345,748                  --
    Related party obligations                                                          629,388               479,600
                                                                            ------------------    ------------------
            Total non-current liabilities                                            1,876,469               479,600
                                                                            ------------------    ------------------
            Total liabilities                                                        2,728,126               618,518
                                                                            ------------------    ------------------
Commitments and contingencies
Stockholders' equity (deficit):
    Common stock, par value $.00167; 300,000,000 shares authorized;
    53,752,212 and 30,513,629 shares issued and outstanding                             89,766                50,958
    Paid-in capital                                                                    701,707               170,322
    Accumulated deficit                                                             (1,670,996)             (671,657)
                                                                            ------------------    ------------------

            Total stockholders' deficit                                               (879,523)             (450,377)
                                                                            ------------------    ------------------

            Total stockholders' deficit and liabilities                     $        1,848,603    $          168,141
                                                                            ==================    ==================

                See accompanying notes to financial statements.

                                  ARMITEC, INC.

               Consolidated Statements of Operations for the Three
                    Months Ended September 30, 2002 and 2001
                                   (Unaudited)





                                                Three Months     Three Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                     2002            2001
                                                -------------    -------------

Sales                                           $     426,957    $        --

Cost of sales                                         185,172             --
                                                -------------    -------------

           Gross margin                               241,785             --
                                                -------------    -------------


Operating expenses:
      General and administrative
        Consulting fees paid with common
         stock and warrants                           239,158             --
        Other                                         225,537          139,318
      Interest                                         16,659              248
                                                -------------    -------------

           Total operating expenses                   481,354          139,566
                                                -------------    -------------


Net Loss                                        $    (239,479)   $    (139,666)
                                                =============    =============

Basic and diluted net loss per share            $        (.01)   $        (.01)
                                                =============    =============



Weighted average number of
 commons shares outstanding                        47,719,421       20,413,629
                                                =============    =============












See accompanying notes to the financial statements.


                                  ARMITEC, INC.

               Consolidated Statements of Operations for the Nine
                    Months Ended September 30, 2002 and 2001
                                   (Unaudited)







                                                        Nine Months      Nine Months
                                                           Ended            Ended
                                                       September 30,    September 30,
                                                            2002             2001
                                                       -------------    -------------
Sales                                                   $    711,122    $        --

Cost of sales                                                559,155             --
                                                       -------------    -------------

           Gross margin                                      151,967             --
                                                       -------------    -------------

Operating expenses:
      General and administrative:
        Consulting fees paid with common
        stock and warrants                                   239,158             --
      Other                                                  868,158          308,271
      Interest                                                26,049            3,344
                                                       -------------    -------------

           Total operating expenses                        1,133,392          311,615
                                                       -------------    -------------

Net loss                                                $   (981,425)   $    (311,615)
                                                       =============    =============

Basic and diluted net loss per share                   $        (.02)   $        (.02)
                                                       =============    =============


Weighted average number of common shares outstanding      47,719,421       19,343,623
                                                       =============    =============












See accompanying notes to the financial statements.


                                  ARMITEC, INC.

            Consolidated Statements of Cash Flows for the Nine Months
                        Ended September 30, 2002 and 2001
                                   (Unaudited)




                                                                        Nine Months      Nine Months
                                                                           Ended            Ended
                                                                       September 30,    September 30,
                                                                            2002             2001
                                                                       -------------    -------------
Cash flows from operating activities:
   Net loss                                                            $    (981,425)   $    (311,615)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                                           44,900             --
       Common stock issued for consulting services                           446,429            1,152
       Net of effects of acquisition
         Accounts receivable                                                 (25,452)            --
         Accounts payable and accrued expenses                               112,788          109,879
         Inventories                                                        (136,118)         (44,200)
         Bank overdraft                                                       39,419             --
         Other assets                                                        (22,228)            --
                                                                       -------------    -------------


                Net cash used by operating activities                       (521,685)        (244,784)
                                                                       -------------    -------------

Cash flows from investing activities:
   Net cash used to acquire Pocono Knits, Inc.                              (102,158)            --
   Purchase of fixed assets                                                 (166,674)         (18,085)
                                                                       -------------    -------------

                Net cash used by investing activities                       (268,832)         (18,085)
                                                                       -------------    -------------

Cash flows from financing activities
   Repayment of notes payable                                                (63,341)            --
   Proceeds from convertible debt issuance                                   616,701             --
   Proceeds from the issuance of common stock                                   --            132,992
   Proceeds from exercise of warrants                                        105,850             --
   Increase in paid in capital                                                                  1,000
   Proceeds from related party loans                                         123,750          110,249
                                                                       -------------    -------------

                Net cash provided by financing activities                    782,960          243,241
                                                                       -------------    -------------

Net decrease in cash                                                          (7,557)         (19,628)

Cash at beginning of period                                                    7,557              100
                                                                       -------------    -------------
Cash at end of period                                                  $        --      $     (19,528)
                                                                       =============    =============
Supplemental information:
   Interest paid                                                       $      15,886    $       3,344
                                                                       =============    =============





See accompanying notes to financial statements.

                                  ARMITEC, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

(2) Acquisition of Pocono Knits, Inc.

On May 2, 2002, the Company acquired Pocono Knits, Inc. (Pocono) through its wholly-owned subsidiary Jack Young Associates, Inc. The acquired company manufactures uniforms and knitwear products. Pocono has been in business for over forty years and has the same customer base the Company plans on serving. The Company acquired the assets and certain liabilities of Pocono in exchange for $102,158. As a result of the transaction, the Company recorded goodwill totaling $247,048, which was primarily the result of the Pocono's stockholders' deficit after consideration of adjustments to net assets to reflect their fair values at the acquisition date.

The consolidated results of the Company include the results of the operations of Pocono since the acquisition date. The following table details the significant assets and liabilities acquired as a result of the acquisition:


         Assets:
            Inventories                                             $    400,402
            Accounts receivable                                          208,432
            Property and equipment                                       746,000

         Liabilities:
            Accounts payable                                        $    273,333
            Accrued expenses                                             486,463
            Notes payable                                                623,141


(3) Issuance of Convertible Notes

The Company entered into convertible debt financing agreements with Stonestreet Limited Partnership and Filter International, Ltd. for an aggregate of $750,000. The stated interest rate on the notes is 7% per annum and the unpaid principal and interest balance is due in full April 23, 2004. As defined by the note, the conversion price is the lesser of (a) $.07 or (b) an amount equal to 70% of the average per share market price as quoted on the OTC Bulletin Board, The Nasdaq Small-Cap Market, or the Nasdaq National Market for the three days having the lowest per share market value during the thirty trading days prior to the conversion date. In connection with the issuance of the convertible notes, the Company issued 4,500,000 warrants to purchase common stock of the Company with an exercise price equal to 105% of the market price at the date of closing.

                                  ARMITEC, INC.

(4) Consulting Agreements

The Company terminated a Consulting Agreement with the former President of Pocono Knits, Inc. which had required the payment of $127,200 per year for consulting services and 2,000,000 shares of the Company's common stock. The 2,000,000 shares of the Company's stock is subject to a put agreement whereby upon the five year anniversary of the put agreement, the consultant may put the shares back to the Company for the sum of $550,000. If the consultant rejects a call from the Company, the consultant's put option will terminate. The former President kept the 2,000,000 shares of the Company's stock. The Company also entered into an Employment Agreement with the former Vice President of Pocono Knits, Inc. with compensation in the amount of $96,180 per year. In addition, the Company granted the Vice President 250,000 shares of the Company's common stock.

(5) Related Party

The Company received working advances and has accrued consulting fees to Galt, Inc. in the amount of $20,000 per month for a total of $180,000 as of September 30, 2002 for consulting services provided by the Chief Executive Officer (CEO) of the Company. Galt, Inc. is owned by the spouse of the CEO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation
-----------------
For the near term, the Company continues to pursue its business plan, and the Company is currently seeking additional acquisitions or in the alternative, raising additional funds necessary to expand its retail and manufacturing operations. During the third quarter of 2002, the Company raised $300,000 from the sale of convertible notes; however, additional capital will be needed to continue the Company's operations. The Company expects to obtain additional capital through the private sale of the Company's securities or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

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

Financial Condition
-------------------
The Company ceased to operate as a development stage entity. For the nine months ended September 30, 2002, the Company has funded its operations from the issuance of debt and borrowings from related parties. To date the Company has not generated positive cash flow from operations. During the second quarter of 2002, the Company commenced operations with the acquisition of Pocono Knits, Inc. and in September, 2002 the Company opened its retail/wholesale distribution center in Atlanta, Georgia. The ability of the Company to continue on as a going concern is contingent upon the generation of positive cash flow or additional borrowings. At September 30, 2002, the Company reported total assets of $1,848,603, total liabilities of $2,728,125 and a shareholders' deficit of $879,523. Additionally, the Company reported negative working capital of $93,459.

Results of Operations
---------------------
The Company commenced operations in the second quarter of 2002 as a result of the purchase of Pocono Knits, Inc. and in September 2002 opened the Atlanta retail/warehouse showroom. Sales for the nine months ended September 2002 totaled $711,122 and the related cost of goods sold were $559,155 generating a gross margin of $151,967. General and administrative expenses for the nine month and three month period of 2002 were $868,195 and $225,557 respectively. The Company incurred developmental stage expenses of $538,685 incurred prior to the beginning of operations. Net loss reported for the nine and three months ended September 30, 2002 was $981,425 and $239,479. The accumulated deficit for the period from inception, being July 24, 2000, through September 30, 2002, was
$1,670,996. Jack Young Associates, Inc. a wholly-owned subsidiary, the manufacturer arising from the purchase of the assets of Pocono Knits, Inc. incurred a loss of $27,725 for the quarter, of which $18,200 was depreciation.

Liquidity and Capital Resources
-------------------------------

At September 30, 2002, the Company reported a bank overdraft of $39,420 with overall negative net working capital of $93,463. To date, liquidity needs have been met with borrowings from the issuance of convertible notes and borrowings from related parties. As noted above, the convertible notes mature on April 23, 2004. There is no stated maturity with regard to amounts owed to related parties. Management does not believe the Company will be able to satisfy its cash requirements for the next 12 months. Fully executing the business plan beyond the present stage will require an increase in the Company's capital and is contingent on raising additional capital or the generation of cash flow through increased sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital, continued
--------------------------------
During the second and third quarter of 2002, the Registrant entered into convertible note agreements with the Stonestreet Limited Partnership and Filter International, Ltd. for the issuance of a $350,000 and $100,000, respectively, 7% note maturing April 23, 2004 and June 5, 2004, respectively. As defined by the note, the conversion price is the lesser of (a) $.07 or (b) an amount equal to 70% of the average per share market price as quoted on the OTC Bulletin Board, The Nasdaq Small-Cap Market, or the Nasdaq National Market for the three days having the lowest per share market value during the thirty trading days prior to the conversion date. Under the Convertible Note Purchase Agreement the Registrant convenanted that it would not declare or pay any dividends as long as the Convertible Note remained outstanding. In concert with the issuance of the convertible notes, the Company issued 4,500,000 warrants to purchase the common stock of the Company with an exercise price equal to 105% of the market price at the date of closing.

Item 3. Controls and Procedures
-------------------------------

Disclosure controls ands procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities and Exchange Act. Bruce R. Davis, Chairman and Chief Executive Officer reviewed and participated in this evaluation.

Based on this evaluation, Mr. Davis concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective.

Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Part II

Item 1. Legal Proceedings

On or about October 17, 2002, a complaint was filed against the Company in the United States District Court Middle District of Pennsylvania by Mr. Julius Waltzer. Mr. Waltzer is seeking in excess of $250,000 for monies allegedly owed pursuant to a Settlement Agreement between Mr. Waltzer and Pocono Knits, Inc and Mr. Jack Young. As previously reported, the Company, through its wholly owned subsidiary, Jack Young Associates, Inc. purchased all of the assets of Pocono Knits, Inc. on or about May 2, 2002. The Company believes that it has meritorious legal and factual arguments in this matter.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

On August 12, 2002, the Company issued a two-year warrant to purchase 2,500,000 shares of its common stock to George Furlo. This warrant was issued pursuant to Section 4(2) of the Securities Act and has been marked "restricted."

On August 12, 2002, the Company issued a two-year warrant to purchase 2,500,000 shares of its common stock to Michael Rudolph. This warrant was issued pursuant to Section 4(2) of the Securities Act and has been marked "restricted."

On August 12, 2002, Stonestreet Limited Partnership converted $42,000 of its convertible note into 3,063,583 shares of the Company's common stock, or $0.137 per share. These shares were issued pursuant to Section 4(2) of theSecurities Act and have been marked "restricted."

On August 12, 2002, George Furlo and Michael Rudolph exercised warrants for an aggregate of 5,000,000 shares of the Company's common stock at an aggregate exercise price of $68,350, or $0.137. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

On August 14, 2002, the Company issued 4,000,000 shares of its common stock to Peter Benz for consulting services. The services were valued at $120,000 or $0.03 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

Item 3. Defaults Upon Senior Securities

The Company has defaulted under the terms of the Company's Convertible Notes with Stonestreet Limited Partnership ("Stonestreet") and Filter International, Ltd. ("Filter), as a result of the Company's failure to file a registration statement on the common stock issuable under the note or warrant by certain dates, and as a result of the failure of the Company's common stock to be eligible for quotation on the OTC Bulletin Board for a period of more than five days. To date, no default has been declared by either Stonestreet or Filter.

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 executed by Bruce R. Davis, Chief Executive Officer, President and Chief Financial Officer of Armitec, Inc.

(b) Reports on Form 8-K

On July 9, 2002, the Company filed a Current Report on Form 8-K reporting the acquisition of the assets of Pocono Knits, Inc.

On August 23, 2002, the Company filed a Current Report on Form 8-K reporting the engagement of Porter Keadle Moore, LLP as its principal accountants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ARMITEC, INC.




Date:     January 27, 2003                 /s/ Bruce R. Davis
                                          --------------------------------------
                                          Bruce R. Davis
                                          President, Chief Executive Officer,
                                          Chief Financial and Accounting Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-QSB of Armitec, Inc. for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Bruce R. Davis, Chief Executive Officer, President and Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-QSB of Armitec, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  January 27, 2003                   By: /s/ Bruce R. Davis
                                              ----------------------------------
                                              Bruce R. Davis
                                              Chief Executive Officer, President
                                              & Chief Financial Officer

This certification  accompanies this Quarterly Report on Form 10-QSB pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.